Form 10-K
period 2011-07-31
LRI HOLDINGS, INC.
filed 2011-10-04
CIK 1383875

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2011
- or -
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to
Commission File Number: 333-173579
LRI Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-5894571
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3011 Armory Drive, Suite 300, Nashville, Tennessee 37204
(Address of principal executive offices) (Zip Code)

(615) 885-9056
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:  None

Securities registered pursuant to Section 12 (g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes    ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐ Yes    ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐ Yes    ☒ No

As of October 4, 2011, the registrant has 1 Common Unit, $0.01 par value, outstanding (which is owned by Roadhouse Parent, Inc., the registrant’s direct owner), and is not publicly traded.

DOCUMENTS INCORPORATED BY REFERENCE --- NONE.

LRI HOLDINGS, INC.
ANNUAL REPORT ON FORM 10-K
FISCAL YEAR ENDED JULY 31, 2011

PART I

BACKGROUND INFORMATION

The Transactions

On October 4, 2010, LRI Holdings, Inc. (“LRI Holdings” or the “Company”) was acquired by certain wholly owned subsidiaries of Roadhouse Holding Inc. (“RHI”), a newly-formed Delaware corporation owned by affiliates of Kelso & Company, L.P. (the “Kelso Affiliates”) and certain members of management (the “Management Investors”).  After the acquisition transactions (the “Transactions”), the Kelso Affiliates owned 97% and the Management Investors owned 3% of the outstanding capital stock of RHI.  Although the Company is a wholly owned subsidiary of an indirect wholly owned subsidiary of RHI, RHI is the ultimate parent of the Company.  Prior to October 4, 2010, RHI and its subsidiaries had no assets, liabilities or operations.  See Note 3 to our consolidated financial statements for further discussion of the Transactions.

The Transactions resulted in a change in ownership of substantially all of LRI Holdings’ outstanding common stock and was accounted for in accordance with accounting guidance for business combinations and, accordingly, resulted in the recognition of assets acquired and liabilities assumed at fair value as of October 4, 2010.  The purchase price has been “pushed down” to LRI Holdings’ financial statements.  The consolidated financial statements for all periods prior to October 4, 2010 are those of the Company prior to the Transactions (“Predecessor”).  The consolidated financial statements for the period beginning October 4, 2010 are those of the Company subsequent to the Transactions (“Successor”).  As a result of the Transactions, the financial statements after October 4, 2010 are not comparable to those prior to that date.

Description of Indebtedness

In connection with the Transactions, the Company terminated the Predecessor’s credit facility and Logan’s Roadhouse, Inc., a wholly owned subsidiary of LRI Holdings, entered into a senior secured revolving credit facility (the “Senior Secured Revolving Credit Facility”) that provides a $30.0 million revolving credit facility with a maturity date of October 4, 2015. The Senior Secured Revolving Credit Facility includes a $12.0 million letter of credit sub-facility and a $5.0 million swingline sub-facility. The Senior Secured Revolving Credit Facility is collateralized on a first-priority basis by a security agreement, which includes the tangible and intangible assets of the borrower and those of LRI Holdings and all subsidiaries, and is guaranteed by LRI Holdings and the subsidiaries of Logan’s Roadhouse, Inc.

Also in connection with the Transactions, on October 4, 2010, Logan’s Roadhouse, Inc. issued $355.0 million aggregate principal amount of senior secured notes in a private placement to qualified institutional buyers.  In July 2011, the Company completed an exchange offering which allowed the holders of those notes to exchange them for notes identical in all material respects except they are registered with the Securities and Exchange Commission (“SEC”) and are not subject to transfer restrictions (“Notes”).  The Notes bear interest at a rate of 10.75% per annum, payable semi−annually in arrears on April 15 and October 15, beginning on April 15, 2011.  The Notes mature on October 15, 2017. The Notes are secured on a second-priority basis by the collateral securing the Senior Secured Revolving Credit Facility and are guaranteed by LRI Holdings and the subsidiaries of Logan’s Roadhouse, Inc.

The Senior Secured Revolving Credit Facility and the Notes are discussed in greater detail in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources and in Note 9 to our consolidated financial statements within Item 15 of this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seeks,” “intends,” “plans,” “estimates,” “anticipates” or other comparable terms. These forward-looking statements include all matters that are not historical facts.  They appear in a number of places throughout this report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth strategies and the markets in which we operate.

Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, growth strategies and the markets in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this report.  In addition, even if our results of operations, financial condition and liquidity, and the markets in which we operate are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods.  A number of important factors could cause actual results to differ materially from those contained in or implied by the forward-looking statements, including those reflected in forward-looking statements relating to our operations and business, the risks and uncertainties discussed in this annual report on Form 10-K (See Item 1A Risk Factors) and those described from time to time in our other filings with the SEC.  Factors that could cause actual results to differ from those reflected in forward-looking statements relating to our operations and business include:
•	our ability to successfully execute our strategy and open new restaurants that are profitable;
•	macroeconomic conditions;

•	our ability to compete with many other restaurants;
•	potential negative publicity regarding food safety and health concerns;
•	health concerns arising from the outbreak of viruses or food-borne illness;
•	the effects of seasonality and weather conditions on sales;
•	changes in food and supply costs;
•	our reliance on certain vendors, suppliers and distributors;
•	impairment charges on certain long-lived or intangible assets;
•	our ability to attract and retain qualified executive officers and employees while also controlling labor costs;
•	our ability to adapt to escalating labor costs;
•	our ability to maintain insurance that provides adequate levels of coverage against claims;
•	legal complaints or litigation;
•	our ability to obtain and maintain required licenses and permits or to comply with alcoholic beverage or food control regulations;
•	the reliability of our information systems;
•	costs resulting from breaches of security of confidential information;
•	our ability to protect and enforce our intellectual property rights;
•	our franchisees’ actions;
•	the cost of compliance with federal, state and local laws;
•	any potential strategic transactions;
•	our ability to maintain effective internal controls over financial reporting and the resources and management oversight required to comply with the requirements of the Sarbanes-Oxley Act of 2002;
•	our substantial indebtedness; and
•	our ability to incur additional debt.

ITEM 1—BUSINESS

Unless the context otherwise requires, references to “LRI Holdings,” the “Company,” “we,” “us,” and “our” in this Annual Report on Form 10-K (the “Report”) are references to LRI Holdings, Inc., its subsidiaries and predecessor companies.  LRI Holdings is the corporate parent of Logan’s Roadhouse, Inc.

General
Logan’s Roadhouse is a family-friendly, casual dining restaurant chain that recreates a traditional American roadhouse atmosphere offering customers value-oriented, high quality, craveable meals.  Our restaurants, which are open for lunch and dinner seven days a week, serve a broad and diverse customer base.  As of July 31, 2011, our restaurants operate in 23 states and are comprised of 201 company-owned restaurants and 26 franchise-owned restaurants.  Our company-owned restaurants and franchise restaurants provide similar products to similar customers, possess similar pricing structures and have similar long-term expected financial performance characteristics, as such, we have aggregated our restaurant and franchising operations into one single reporting segment.

The first Logan’s Roadhouse restaurant opened in Lexington, Kentucky in 1991.  Logan’s Roadhouse, Inc. was incorporated in 1995 in the state of Tennessee and operated as a public company from July 1995 through the acquisition by Cracker Barrel Old Country Store, Inc. (“Cracker Barrel”) in February 1999.  From February 1999 to December 2006 (“Original Predecessor”), we were a wholly owned subsidiary of Cracker Barrel.  In December 2006, Bruckman, Rosser, Sherrill & Co. (“BRS”), Canyon Capital Advisors LLC (“Canyon Capital”), Black Canyon Capital LLC (“Black Canyon”) and their co-investors, together with our executive officers and other members of management, through LRI Holdings, a Delaware corporation, acquired Logan’s Roadhouse, Inc (“Immediate Predecessor”).  On October 4, 2010, LRI Holdings (“Successor”) was acquired by certain wholly owned subsidiaries of RHI, a newly formed Delaware corporation, owned by the Kelso Affiliates and the Management Investors.

Our Concept and Strategy

Our restaurants are branded as The Real American Roadhouse, drawing their inspiration from the hospitable tradition and distinctive atmosphere of a Historic Route 66 style roadhouse.  Timeless elements of our roadhouse design include rough-hewn cedar siding, concrete floors and exposed ceilings.  The roadhouse décor includes neon signs, branded murals, replica concert posters and a centrally located jukebox which allows customers to select their favorite music.  Our restaurants provide a kickin’, upbeat atmosphere combined with friendly personal service from our welcoming staff.  As part of our relaxed and inviting atmosphere, our customers are encouraged to enjoy “bottomless buckets” of roasted in-shell peanuts and to toss the shells on the floor.  We are committed to serving a variety of fresh food from specially seasoned aged steaks to farm-fresh salads to our made-from-scratch yeast rolls.  Our entrée portions are generous and generally include a choice of two side items, all at affordable prices.  We believe the freshness and distinctive flavor profiles of our signature dishes, coupled with the variety of our menu, differentiates us from our competitors.

Our vision is based on opening successful new restaurants and delivering great experiences to our customers, which leads to sustainable, continually improving operating and financial results.  We strive to create a unique experience that is so great and so affordable that customers will eat out with us more often.  Our plan to accomplish this is built around the following strategies and initiatives:

•
Disciplined Restaurant Growth:  We believe differentiated, moderately priced roadhouse concepts have broad customer appeal and remain under-penetrated relative to the bar & grill and steakhouse segments.  We are primarily focused on maintaining disciplined growth of our brand by strategically opening additional company-owned restaurants to backfill existing states.  We also believe the broad appeal of The Real American Roadhouse concept enhances the portability of our restaurants, which will allow us to pursue company-owned restaurant openings in adjacent states and grow our footprint over time.  We remain focused on new unit investment costs and operating results to support strong unit level returns.  We opened 15 company-owned restaurants in fiscal year 2011, and plan to open approximately 20 company-owned restaurants in fiscal year 2012.

•
Achieve Revenue Growth in Existing Restaurants:  We plan to drive revenue growth in our existing restaurants by advertising to improve brand awareness and attract new customers.  In addition, we intend to grow our average check through pricing, new product offerings and growing alcoholic beverage sales.  We also expect to increase return customer visits by consistently providing friendly, attentive service and delivering a superior customer experience.

•
Menu Innovation and Operational Excellence:  The Real American Roadhouse concept provides a broad platform from which to expand our menu and develop craveable food using signature ingredients and cross utilization of products.  We utilize a rigorous new menu item development process that includes extensive market testing to gauge customer acceptance and operational and economic implications.  We believe the introduction of new menu items on an ongoing basis promotes return visits from our customers.  We intend to improve upon our strong customer satisfaction by focusing on in-restaurant execution while monitoring customer feedback and addressing opportunities to improve the customer experience.

The Logan’s Roadhouse Menu

Our restaurants are designed to appeal to a broad range of customers by offering a wide variety of high quality meals at affordable prices. Our menu features an assortment of aged beef that is primarily hand-cut on premises, specially seasoned, and grilled to order over mesquite wood. Our chicken breast entrées are made from always-fresh, never-frozen poultry. Our made-from-scratch yeast rolls are freshly baked on premises throughout the day and our salads are made from fresh lettuce cut daily.  Our signature steak burgers are freshly ground on premises and made with a blend of sirloin, chuck, ribeye and filet.  Approximately 40% of our entrées sold are steak items, and in addition to our traditional sirloin steak offerings, we also serve a wide variety of premium steak cuts, including ribeye, prime rib, filet, T-bone and porterhouse.  Additionally, we offer a wide variety of seafood, ribs, and chicken entrées.  Most of our restaurants feature a full bar that offers a selection of draft and bottled beer and also serves a selection of major brands of liquor and wine, as well as frozen margaritas and specialty drinks.  We emphasize responsible alcohol consumption, which we reinforce with our employees through training and operational standards.

Our current dinner menu offers a selection of over 60 entrées and a wide variety of appetizers. Most dinner entrées include a choice of two side items, which may include a dinner salad, sweet potato, baked potato, mashed potatoes, grilled vegetables, fries or other side items. We are also open for lunch seven days a week. We offer our lunch and dinner customers an all-you-can-eat supply of our yeast rolls and peanuts.  We regularly review our menu to consider enhancements to existing menu items or the introduction of new items. We typically revise our menu one or two times each year allowing for the introduction of new menu items.  Market testing allows us to gain customer, operational and financial insight prior to finalizing any changes to the existing menu.

Existing Restaurant Locations

As of July 31, 2011, we have 201 company-owned restaurants and 26 franchised restaurants in 23 states, as shown in the chart below:

	Number of restaurants
	Company-
	owned	Franchised	Total
	restaurants	restaurants	restaurants
Alabama	19	-	19
Arizona	4	-	4
Arkansas	4	-	4
California	-	8	8
Florida	11	-	11
Georgia	10	1	11
Illinois	3	-	3
Indiana	12	-	12
Kansas	3	-	3
Kentucky	10	-	10
Louisiana	6	-	6
Michigan	16	-	16
Mississippi	9	-	9
Missouri	4	-	4
North Carolina	-	11	11
Ohio	6	-	6
Oklahoma	6	-	6
Pennsylvania	3	-	3
South Carolina	-	6	6
Tennessee	24	-	24
Texas	38	-	38
Virginia	8	-	8
West Virginia	5	-	5
Total	201	26	227

Franchised Restaurants

As of July 31, 2011, we have two franchisees.  Both franchisees had development agreements that prohibited us from developing, owning, operating or granting a license to anyone else to operate a Logan’s Roadhouse restaurant in their respective territories; however, these agreements have expired.  Therefore, we are no longer prohibited from developing new restaurants within our franchisees’ respective territories, except that we are generally prohibited from developing new restaurants within five miles of existing franchisee operated restaurants.

Our existing franchisees operate under a form of franchise agreement that has an initial term of 20 years and contains either one or two five-year renewal options, exercisable upon the satisfaction of certain conditions. Our franchise agreements require our franchisees to pay a royalty fee ranging from 3.0% to 3.5% of restaurant sales and pay annually up to 1.0% of restaurant sales into an advertising fund. We also have the right to require our franchisees to make certain advertising expenditures in their local markets.

We do not offer financing, financial guarantees or other financial assistance to either of our franchisees and do not have an ownership interest in their properties or assets. We do not currently expect to establish any new franchises and our existing franchisees are not expected to open new restaurants as their development agreements have expired.

Site Selection

Our site selection process is critical to our growth strategy.  Therefore, we devote significant time and resources toward analyzing each prospective site.  Our restaurants principally rely on visit frequency and loyalty of customers who work, reside or shop in each of our trade areas.  In addition to carefully evaluating demographic information, market conditions and site characteristics for each prospective location, we consider many other qualitative and quantitative factors to assess the suitability of each site.  The site selection process also includes a thorough review and evaluation of the competitive dynamics of each site and senior management is involved in all aspects of the process, including site visits.  Final approval by our board of directors is required for each company-owned site.

We remain focused on markets that allow us to backfill existing states as this provides us efficiencies in supply chain, marketing, and management supervision, while increasing brand awareness.  We target freestanding restaurant locations primarily using both ground leases and ground and building leases, which are commonly used to finance freestanding locations in the restaurant industry.

New Restaurant Prototype and Unit Economics

Our current prototypical restaurant consists of a freestanding building with approximately 6,500 square feet of space seating 237 customers.  Our investment for a new restaurant will vary significantly depending on a number of factors, including geographical location, required site work, type of construction labor and permitting and licensing requirements.  Our average investment costs for fiscal year 2011, excluding land, consisted of $0.5 million for restaurant equipment, $0.2 million for pre-opening costs and $1.1 to $1.5 million for buildings and site work, excluding $0.1 million of capitalized interest and overhead.  We plan to lease substantially all of our locations in the future targeting an even mix of ground leases and ground and building leases.

In opening new restaurants, we are focused on achieving strong unit level returns, however these returns are not meaningfully measured until a restaurant reaches a mature run rate level of sales and profitability.  Our new restaurants historically open with initial sales volumes in excess of their sustainable run-rate levels, which we refer to as a “honeymoon” period.  During the three to six month period following the opening of a new restaurant, customer traffic generally settles into more normalized, sustainable levels.  These increased sales help to offset start up inefficiencies commonly associated with new restaurant openings, which allows our new restaurants to generate positive cash flows soon after opening.

Quality Assurance

Our philosophy is to proactively make food safety an integral part of our brand.  Training is a key component of ensuring proper food handling for all managers and hourly employees. In addition, we include food safety standards and procedures and critical control points in recipes for our kitchen staff as part of the training process.  We have designed food safety and quality assurance programs to ensure that our restaurant team members and managers are properly trained on food safety. To help our restaurants meet our standards for clean and healthy restaurants, we also retain an independent consultant to conduct a comprehensive health inspection of each restaurant at least three times per year.

Food safety is also a key component in our supplier selection. Our suppliers are inspected by a reputable, qualified inspection service, which helps ensure they are compliant with FDA and USDA guidelines.

Restaurant Operations

The complexity of operating our restaurants requires an effective management team at the restaurant level. Each restaurant is led by a general manager who typically oversees a kitchen manager and two assistant managers.  Restaurant general managers report to regional managers who are responsible for eight to ten individual restaurants.  Regional managers report to operational vice presidents.  Through regular visits to our company-owned restaurants, regional managers and operational vice presidents ensure that our standards of quality and operating procedures are being followed.

All new restaurant managers are generally required to complete six to seven weeks of training at a Logan’s Roadhouse restaurant. We also have a specialized training program required for restaurant managers and hourly service employees regarding responsible alcohol service. As motivation for restaurant managers to increase revenues and improve operational performance, we maintain an incentive bonus plan that rewards restaurant managers for achieving sales and profit targets, as well as key operating cost measures.

We are committed to providing our customers prompt, friendly and efficient service, keeping table-to-server ratios low and staffing each restaurant with an experienced management team to maintain attentive customer service and consistent food quality. We receive valuable customer feedback through regular in-restaurant customer interaction as well as a detailed customer satisfaction survey program.  This feedback allows us to identify and focus on key drivers of customer satisfaction and monitor long-term trends in customer satisfaction and perception.

Purchasing and Distribution

Our purchasing strategy is to develop long-term relationships with a core group of reputable and dependable supply sources. In general, we have adopted procurement strategies for all product categories that include contingency plans for key products, ingredients and supplies. These plans, in some instances, include the approval of secondary suppliers and alternative products.  We negotiate directly with food suppliers to ensure consistent quality, freshness, cost and overall compliance with our product specifications.  Our goal is to sign fixed price and supply contracts, when appropriate, to minimize the volatility associated with certain commodity items.  We invite our key suppliers to spend time in our kitchens and, conversely, our suppliers invite us to visit and develop products in their production facilities. As a result, we believe that our suppliers understand our brand, our direction, our systems and our needs, and we are able to better understand our suppliers’ capabilities. We believe that we have established excellent long-term relationships with key vendors.  If any items become unavailable from our current suppliers, we believe that we can obtain these items from other qualified suppliers at competitive prices.  Additionally, our management team continually monitors commodity trends to stay abreast of market pricing as well as new product sources.

We purchase the majority of our food products and restaurant supplies through a contracted national foodservice distributor.  The distributor is responsible for warehousing and delivering these food products and supplies to our restaurants. Certain perishable food items are purchased locally.

Advertising and Marketing

Our advertising and marketing strategy is designed to increase customer traffic and promote the Logan’s Roadhouse brand. Our goal is to attract new customers and increase the frequency with which existing customers visit our restaurants. We use a combination of broadcast advertising, print advertising and in-restaurant marketing to communicate new products, establish brand identity, and highlight our value. We implement periodic promotions to maintain relevancy, remain competitive and drive increased sales.

•
Broadcast Advertising — We use local broadcast media to advertise new product offerings and promotions, increase brand identity, and attract first-time customers.  We selectively focus on more highly penetrated markets to use our resources most efficiently.

•
Print Advertising — Our print media advertising includes free-standing newspaper inserts and inserts in coupon mailings. Our print media advertising is designed to communicate new products, promotions and value and is an efficient method to target our price sensitive customers.

•
In-Restaurant Marketing — We use in-restaurant marketing efforts to announce special events and to promote happy hours, gift cards and our on-line loyalty club. We use our in-restaurant marketing to drive word of mouth advertising and repeat customers.

Team Members

As of July 31, 2011, we employed approximately 15,000 people, of whom 130 employees were either based out of our home office or field support management positions, 821 were restaurant management and the remainder were primarily part-time hourly restaurant personnel.  None of our employees are covered by a collective bargaining agreement. We believe working conditions and compensation packages are competitive with those offered by our peers and consider our relations with our employees to be good.

Information Systems and Restaurant Reporting

We utilize standard point-of-sale and back-office systems in our company-owned restaurants which are integrated to our central offices through a secure, high-speed connection.  These systems are designed to make our restaurants operate more efficiently and provide visibility to sales, cost of sales, labor, and other operating metrics. We provide various operating reports to our restaurant managers, regional managers and certain members of our executive staff.  We also distribute ranking reports to these same individuals that compare weekly and period-to-date performance across restaurants.  Our back-office restaurant systems are integrated with our financial and human resources systems to support our financial reporting processes and controls.

We maintain a comprehensive security platform and we have a strong focus on the protection of our customers’ credit card information.  Our systems have been carefully designed and configured to protect against data loss and our practices and systems have been certified annually by an independent third party.

Competition

The restaurant industry is intensely competitive with respect to food offerings, price, service, restaurant location, personnel, brand, attractiveness of facilities, and effectiveness of advertising and marketing.  The restaurant business is often affected by changes in consumer tastes; national, regional or local economic conditions; demographic trends; traffic patterns; the type, number and location of competing restaurants; and consumers’ discretionary purchasing power.  We compete with national and regional chains and locally-owned restaurants for customers, management and hourly personnel and suitable real estate sites.  For information regarding the risks associated with competition, see Risk Factors in Item 1A of this Report.

Trademarks and Service Marks

Our registered trademarks and service marks include the marks Logan’s Roadhouse® and the design, Logan’s® and the design, The Logan®, Onion Brewski®, Roadies® and The Real American Roadhouse®, as well as the peanut man logo and the trade dress element consisting of the “bucket” used in connection with our restaurant services.

We have used all of the foregoing marks in connection with our restaurants or items offered through our restaurants. We believe that our trademarks and service marks have significant value and are important to our brand-building efforts and identity and the marketing of our restaurant concept.

Seasonality

Our business is subject to minor seasonal fluctuations.  Historically, sales are typically lowest in the fall.  Holidays, severe weather and similar conditions may impact sales volumes seasonally in some operating regions.  Because of these factors, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

Government Regulation

We are subject to a variety of federal, state and local laws. Each of our restaurants is subject to regulation by a number of government authorities which may include alcoholic beverage control, nutritional information disclosure, health, sanitation, environmental, zoning and public safety agencies in the state or municipality in which the restaurant is located.  Difficulties in obtaining or failure to obtain required licenses, permits or approvals could delay, prevent or increase the cost of the development of a new restaurant in a particular area.

Regulations governing the sale of alcoholic beverages require licensure by each site (in most cases, on an annual basis), and licenses may be revoked or suspended for cause at any time.  These regulations relate to many aspects of restaurant operation, including the minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control, handling and storage and dispensing of alcoholic beverages.  We also are subject in certain states to “dram-shop” statutes, which generally provide an injured party with recourse against an establishment that serves alcoholic beverages to an intoxicated person who then causes injury to himself or a third party.  We carry liquor liability coverage as part of our comprehensive general liability insurance program.

We are subject to federal and state minimum wage laws and other labor laws governing such matters as overtime, tip credits, working conditions, safety standards, and hiring and employment practices.

Our facilities must comply with the applicable requirements of the Americans with Disabilities Act of 1990 (“ADA”) and related state accessibility statutes.  Under the ADA and related state laws, we must provide equivalent service to disabled persons and make reasonable accommodation for their employment, and when constructing or undertaking significant remodeling of our restaurants, we must make those facilities accessible.

We are reviewing the health care reform law enacted by Congress in March of 2010 (“Health Care Reform Law”).  As part of that review, we will evaluate the potential impacts of this new law on our business and accommodate various parts of the law as they take effect.

We are subject to laws and regulations relating to the preparation and sale of food, including regulations regarding product safety, nutritional content and menu labeling.  We are or may become subject to laws and regulations requiring the disclosure of calorie, fat, trans fat, salt and allergen content.  The Health Care Reform Law requires restaurant companies such as ours to disclose calorie information on their menus.  The Food and Drug Administration has proposed rules to implement this provision that would require restaurants to post the number of calories for most items on menus or menu boards and to make available more detailed nutrition information upon request.

We are subject to laws relating to information security, privacy, cashless payments and consumer credit, protection and fraud.  An increasing number of governments and industry groups worldwide have established data privacy laws and standards for the protection of personal information, including social security numbers, financial information (including credit card numbers) and health information.

See Item 1A Risk Factors below for a discussion of risks relating to federal, state and local regulation of our business, including the areas of health care reform and environmental matters.

Available Information

We maintain a link to investor relations information on our website, www.logansroadhouse.com, where we make available, free of charge, our SEC filings, including our annual reports, quarterly reports and current reports on Form 8-K filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC.  In addition, you may view and obtain, free of charge, at our website, copies of our corporate governance materials, including our Code of Business Ethics and Audit Committee Charter.

ITEM 1A—RISK FACTORS

Various risks and uncertainties could affect our business.  Any of the risks described below or elsewhere in this report or our other filings with the SEC could have a material impact on our business, financial condition or results of operations.  It is not possible to predict or identify all risk factors.  Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations.  Therefore, the following is not intended to be a complete discussion of all potential risks or uncertainties.

Risks Related to Our Business

If we fail to execute our strategy and to open new restaurants that are profitable, our business could suffer.

A key aspect of our strategy is disciplined restaurant growth. In fiscal year 2011, we opened 15 restaurants and in fiscal year 2012, we plan to open approximately 20 new restaurants. We expect to open substantially all of our new restaurants in, or adjacent to, states where we have existing restaurants. Delays or failures in opening new restaurants, or achieving lower than expected sales in new restaurants, could materially adversely affect us. Our ability to open new restaurants successfully will also depend on numerous other factors, some of which are beyond our control, including, among other items, the following:

•	our ability to secure attractive new restaurant sites;
•	consumer acceptance of our new restaurants;
•	our ability to control construction and development costs of new restaurants;
•	our ability to hire, train and retain skilled management and restaurant employees;
•	our ability to obtain, for acceptable cost, required permits and approvals including liquor licenses; and
•	the cost and availability of capital to fund construction costs and pre-opening expenses.

Some of our new restaurants will be located in areas where we have existing restaurants. Increasing the number of locations in these markets may cause us to over-saturate markets and temporarily or permanently divert customers and sales from our existing restaurants, thereby adversely affecting our overall profitability.

Some of our new restaurants will be located in areas where we have little or no experience. Those markets may have different competitive conditions, market conditions, consumer tastes and discretionary spending patterns than our existing markets, which may cause our new restaurants in these markets to be less successful than restaurants in existing markets.  An additional risk of expanding into new markets is the lack of market awareness of the Logan’s Roadhouse brand.

We may not be able to respond timely to all of the changing demands that our planned expansion will impose on management and on our existing infrastructure nor be able to hire or retain the necessary additional management and operating personnel. Our existing restaurant management systems, financial and management controls and information systems may not be adequate to support our planned expansion. Our ability to manage our growth effectively will require us to continue to enhance these systems, procedures and controls.

Restaurants we open may not be profitable or achieve operating results similar to those of our existing restaurants. The actual performance of our new restaurants may also differ from their originally targeted performance, which difference may be material. Such performance can vary significantly depending on a number of factors, including site selection, average unit volumes, restaurant-level profitability and associated investment costs and these variances may be material.

Macroeconomic conditions could adversely affect our ability to increase the sales and profits of existing restaurants or to open new restaurants.

General economic conditions may adversely affect our results of operations.  Recessionary economic cycles, a protracted economic slowdown, a worsening economy, increased unemployment, increased energy prices, rising interest rates or other industry-wide cost pressures could affect consumer behavior and spending for restaurant dining and lead to a decline in sales and earnings.  Job losses, foreclosures, bankruptcies and falling home prices could cause customers to make fewer discretionary purchases, and any significant decrease in our customer traffic or average profit per transaction will negatively impact our financial performance.  In addition, if gasoline, natural gas, electricity and other energy costs increase, and credit card, home mortgage and other borrowing costs increase with rising interest rates, our customers may have lower disposable income and reduce the frequency with which they dine out, may spend less on each dining out occasion, or may choose more inexpensive restaurants.

Furthermore, we cannot predict the effects that actual or threatened armed conflicts, terrorist attacks, efforts to combat terrorism, heightened security requirements, or a failure to protect information systems for critical infrastructure, such as the electrical grid and telecommunications systems, could have on our operations, the economy or consumer confidence generally. Any of these events could affect consumer spending patterns or result in increased costs for us.

In addition, a majority of our company-owned restaurants are located in the Southeast to Southwest United States, and as a result, we are particularly susceptible to adverse trends and economic conditions in those regions, including their labor markets. Given our geographic concentration in these regions, negative publicity regarding any of our restaurants in these regions could have a material adverse effect on our business and operations, as could other occurrences in these regions such as local strikes, energy shortages or increases in energy prices, droughts, hurricanes, fires, floods or other natural disasters.

Unfavorable changes in the above factors or in other business and economic conditions affecting our customers could increase our costs, reduce traffic in some or all of our restaurants or impose practical limits on pricing, any of which could lower our profit margins and have a material adverse effect on our financial condition and results of operations.

We face intense competition, and if we are unable to compete effectively, our business, financial condition, and results of operations could be adversely affected.

The restaurant industry is intensely competitive, and we compete with many well-established restaurant companies on the basis of type and quality of menu offerings, pricing, customer service, atmosphere, location and overall customer experience. We also compete with other restaurant chains and retail businesses for quality site locations and management and hourly employees.  Our competitors include a large and diverse group from independent local operators to well-capitalized national restaurant companies. In addition, we face growing competition from the supermarket industry, with the improvement of their “convenience meals” in the form of improved entrees and side dishes from the deli section.  Many of our competitors are larger and have significantly greater financial resources, a greater number of restaurants, have been in business longer, have greater brand recognition and are better established in the markets where our restaurants are located or are planned to be located.  As a result, they may be able to invest greater resources than we can in attracting customers and succeed in attracting customers who would have otherwise come to our restaurants.  If we are unable to continue to compete effectively, our business, financial condition and results of operations could be adversely affected.

Health concerns and government regulation relating to the consumption of beef, chicken, peanuts or other food products could affect consumer preferences and could negatively impact our results of operations.

Beef and chicken are key ingredients in many of our menu items.  Health concerns about the consumption of beef or chicken or negative publicity concerning food quality, illness and injury in general, could affect our customer preferences.  In recent years, there has been negative publicity concerning e. coli, hepatitis A, “mad cow” disease, “foot-and-mouth” disease, avian influenza, peanut and other food allergies and other public health concerns affecting the food supply. This negative publicity, as well as any other negative publicity concerning food products we serve, may adversely impact demand for our food and could result in a decrease in customer traffic to our restaurants. If we react to the negative publicity by changing our menu, we may lose customers who do not prefer the new menu, and we may not be able to attract sufficient new customers to generate the revenue needed to make our restaurants profitable. These health concerns, negative publicity, or menu changes could result in a decrease in customer traffic or a change in product mix, which could materially harm our business.

Peanuts contribute to the atmosphere of our restaurants, and we offer buckets of peanuts on our tables and throughout our restaurants. Owing to the severe nature of some peanuts allergies, peanuts have recently been identified by the U.S. Food and Drug Administration as a significant allergen, and federal and state regulators have contemplated extending current peanut labeling regulations to the restaurant industry. The introduction of such regulations could cause us to reduce our use of peanuts and modify the atmosphere of our restaurants, which could adversely affect our business and brand differentiation.

Health concerns arising from outbreaks of viruses or food-borne illness may have an adverse effect on our business.

The United States and other countries have experienced, or may experience in the future, outbreaks of viruses, such as avian influenza, SARS and H1N1, or food-borne illness.  Food safety is top priority, and we dedicate substantial resources to ensuring that our customers enjoy safe, quality food products.  However, a widespread health epidemic or food-borne illness, whether or not traced to one of our restaurants, may cause customers to avoid public gathering places or otherwise change their eating behaviors. Even the prospect of a health epidemic could change consumer perceptions of food safety, disrupt our supply chain and impact our ability to supply certain menu items or staff our restaurants.  To the extent that a virus is food-borne, future outbreaks may adversely affect the price and availability of certain food products and cause our customers to eat less of a product or avoid eating in restaurants. If a virus is transmitted by human contact, our employees or customers could become infected, or could choose, or be advised, to avoid gathering in public places.  In addition, certain jurisdictions in which we have restaurants may impose mandatory closures, seek voluntary closures or impose restrictions on operations.  Any of these events or any related negative publicity would adversely affect our business.

Our business is subject to seasonal fluctuations and past results are not indicative of future results.

Our net sales fluctuate seasonally and are historically lowest in the fall.  Because a significant portion of our restaurant operating costs is fixed or semi-fixed in nature, the loss of sales during these periods adversely impacts our profitability.  Additionally, holidays, severe weather and timing of marketing initiatives may affect sales volumes seasonally in some of our markets.  Our quarterly results have been and will continue to be affected by the timing of new restaurant openings and their associated pre-opening costs, as well as, restaurant closures and exit-related costs and impairments of tangible and intangible assets.  As a result of these and other factors, our financial results for any given quarter may not be indicative of the results that may be achieved for a full fiscal year.

Changes in food and supply costs could adversely affect our results of operations.

Our profitability depends in part on our ability to anticipate and react to changes in food and supply costs. Commodity pricing is volatile and can change unpredictably and over short periods. The impact of changes in commodity prices is also affected by the term and duration of our supply contracts, which are typically one-year contracts.  These contracts are negotiated at each renewal and we cannot guarantee that they will be available to us in the future on favorable terms or at all.  Any increase in food prices, particularly for beef, chicken, produce and seafood could adversely affect our operating results.  In addition, we are susceptible to increases in food costs as a result of factors beyond our control, such as weather conditions, food safety concerns, costs of distribution, production problems, delivery difficulties, product recalls and government regulations. We cannot predict whether we will be able to anticipate and react to changing food costs by adjusting our purchasing practices, menu items and prices, and a failure to do so could adversely affect our operating results. In addition, because our menu items are moderately priced, we may not seek to or be able to pass along price increases to our customers. If we adjust pricing there is no assurance that we will realize the full benefit of any adjustment due to changes in our customers’ menu item selections and customer traffic.

We rely heavily on certain vendors, suppliers and distributors which could adversely affect our business.

Our ability to maintain consistent prices and quality throughout our restaurants depends in part upon our ability to acquire specified food products and supplies in sufficient quantities. In many cases, we may have only one supplier for a product or supply, including our beef and chicken supply. Our dependence on single source suppliers subjects us to the possible risks of shortages, interruptions and price fluctuations.  In addition, we rely on a contract with one primary distributor to deliver products to our restaurants. If any of these vendors, our other suppliers or our primary distributor is unable to fulfill their obligations, or if we are unable to find replacement providers in the event of a supply or service disruption, we could encounter supply shortages and incur higher costs to secure adequate supplies, which would materially harm our business.

We may be required to record additional impairment charges in the future.

In accordance with accounting guidance as it relates to the impairment of long-lived assets, we make certain estimates and projections with regard to company-owned restaurant operations. When impairment triggers are deemed to exist for any given company-owned restaurant, the estimated undiscounted future cash flows for the restaurant are compared to its carrying value. If the carrying value exceeds the undiscounted future cash flows, an impairment charge is recorded equal to the difference between the carrying value and the estimated fair value.

We also review the value of our goodwill, tradename and other intangible assets on an annual basis and when events or changes in circumstances indicate that the carrying value may exceed the fair value of such assets. A significant amount of judgment is involved in determining if an indication of impairment exists.  Factors may include, among others:  a significant decline in our expected future cash flows; a significant adverse change in legal factors or in the business climate; unanticipated competition and slower growth rates.  Any adverse change in these factors would have a significant impact on the recoverability of these assets and would negatively affect our financial condition and results of operations.  If impairment exists, we compute the amount by comparing the implied fair value to the carrying value and record a non-cash impairment charge for the difference.  The estimates of fair value used in these analyses require management judgment, assumptions and estimates of future operating results. If actual results differ from our estimates or assumptions, additional impairment charges may be required in the future. If impairment charges are significant, our results of operations could be adversely affected.

Our inability to develop and recruit effective leaders, the loss of our executive officers or a significant shortage of high-quality restaurant employees could harm our business.

Our future success depends substantially on the contributions and abilities of our key executives and other employees.  The loss of the services of any of our executive officers could have a material adverse effect on our business if we are unable to find suitable individuals to replace such personnel on a timely basis.  Our future growth also depends greatly on our ability to recruit and retain high-quality employees to work in and manage our restaurants.  We must continue to recruit, retain and motivate management and other employees in order to grow our business and avoid higher labor costs associated with turnover.  A failure to maintain leadership excellence and build adequate bench strength, a loss of key employees or a significant shortage of high-quality restaurant employees could harm our business.

We may be subject to escalating labor costs due to federal and state legislation, labor shortages, turnover and competitive pressures.

We are subject to federal and state laws governing such matters as minimum wages, working conditions, overtime and tip credits.  As federal and state minimum wage rates increase, we may need to increase not only the wages of our minimum wage employees but also the wages paid to employees at wage rates that are above minimum wage.  Labor shortages and health care mandates could also increase our labor costs.  In addition, if restaurant management and staff turnover trends increase, we could suffer higher direct costs associated with recruiting, training and retaining replacement personnel. Moreover, we could suffer from significant indirect costs, including restaurant disruptions due to management changeover, potential delays in new restaurant openings or adverse customer reactions to inadequate customer service levels due to staff shortages. Competition for qualified employees exerts upward pressure on wages paid to attract such personnel, resulting in higher labor costs, together with greater recruitment and training expense. This could lead us to increase prices.  However, if we adjust pricing there is no assurance that we will realize the full benefit of any adjustment due to changes in our customers’ menu item selections and customer traffic.  Conversely, if competitive pressures or other factors prevent us from offsetting increased labor costs by increases in prices, our profitability may decline.

Our current insurance may not provide adequate levels of coverage against claims.

We currently maintain insurance customary for businesses of our size and type. However, there are types of losses we may incur that cannot be insured against or that we believe are not economically reasonable to insure.  In addition, we may not be able to obtain adequate insurance in the future and the current premiums that we pay for our insurance may increase over time and such increases may be significant.  Uninsured losses could have a material adverse effect on our business and results of operations. In addition, we self-insure a significant portion of expected losses under our workers’ compensation, general liability, employee health and property insurance programs. Unanticipated changes in the actuarial assumptions and management estimates underlying our reserves for these losses could result in materially different amounts of expense under these programs, which could have a material adverse effect on our business, financial condition and results of operations.

Legal complaints or litigation may adversely affect our business, financial condition and results of operations.

Our business is subject to the risk of litigation by employees, customers, suppliers, note holders, government agencies or others through private actions, class actions, administrative proceedings, regulatory actions or other litigation. These actions and proceedings may involve allegations of illegal, unfair or inconsistent employment practices, including wage and hour violations and employment discrimination; customer discrimination; food safety issues including poor food quality, food−borne illness, food tampering, food contamination, and adverse health effects from consumption of various food products or high−calorie foods (including obesity); other personal injury; trademark infringement; violation of the federal securities laws; or other concerns. The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify. Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. The cost to defend litigation may be significant. There may also be adverse publicity associated with litigation that could decrease customer acceptance of our brand, regardless of whether the allegations are valid or we ultimately are found liable. Litigation could impact our operations in other ways as well. Allegations of illegal, unfair or inconsistent employment practices, for example, could adversely affect employee acquisition and retention. As a result, litigation may adversely affect our business, financial condition and results of operations.

We are also subject to state and local “dram shop” statutes, which may subject us to uninsured liabilities. These statutes generally allow a person injured by an intoxicated person to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person.  Because a plaintiff may seek punitive damages, which may not be fully covered by insurance, this type of action could have an adverse impact on our financial condition and results of operations.

Failure to obtain and maintain required licenses and permits or to comply with alcoholic beverage or food control regulations could lead to the loss of our liquor and food service licenses and, thereby, harm our business.

The restaurant industry is subject to various federal, state and local government regulations, including those relating to the sale of food and alcoholic beverages. Such regulations are subject to change from time to time. The failure to obtain and maintain the required licenses, permits and approvals could adversely affect our operating results. Each restaurant is subject to licensing and regulation by a number of governmental authorities, which may include alcoholic beverage control, health and safety and fire agencies in the state, county or municipality in which the restaurant is located. Each restaurant is required to obtain a license to sell alcoholic beverages on the premises from a state authority and, in certain locations, county and municipal authorities. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time.  In some states, the loss of a license for cause with respect to one location may lead to the loss of licenses at all locations in that state and could make it more difficult to obtain additional licenses in that state. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of each restaurant, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages.  Difficulties or failure to maintain or obtain the required licenses and approvals could adversely affect our existing restaurants and delay or result in our decision to cancel the opening of new restaurants, which would adversely affect our business.

We rely heavily on information technology, and any material failure, weakness, interruption or breach of security could prevent us from effectively operating our business.

We rely heavily on information systems, including point-of-sale processing in our restaurants, management of our supply chain, payment of obligations, collection of cash, credit and debit card transactions and other processes and procedures, some of which are licensed from third parties. Our ability to efficiently and effectively manage our business depends significantly on the reliability and capacity of these systems. The failure of these systems to operate effectively, problems with transitioning to upgraded or replacement systems, or a breach in security of these systems could cause delays in customer service and reduce efficiency in our operations, and significant capital investments could be required to remediate the problem.

We may incur costs or liabilities resulting from breaches of security of confidential customer information related to our electronic processing of credit and debit card transactions.

The majority of our restaurant sales are by credit or debit cards. Other retailers have experienced security breaches in which credit and debit card information has been stolen. Though we have mechanisms in place to protect information transmitted by credit or debit card, there is no guarantee that such mechanisms will be effective to prevent such information from being compromised by unscrupulous third parties. We may in the future become subject to claims for purportedly fraudulent transactions arising out of the actual or alleged theft of credit or debit card information, and we may also be subject to lawsuits or other proceedings relating to these types of incidents. Any such claim or proceeding could cause us to incur significant unplanned expenses, which could have an adverse impact on our financial condition and results of operations. Further, adverse publicity resulting from these allegations may have a material adverse effect on us and our restaurants.

Our failure or inability to enforce our intellectual property rights could adversely affect our competitive position or the value of our brand.

We own certain common law trademark rights and a number of federal trademark and service mark registrations, including our trade name and logo and proprietary rights relating to our methods of operation and certain of our core menu offerings. We currently own the exclusive rights to use various domain names containing or relating to our brand. We rely on the trademark, copyright and trade secret laws of the United States, as well as nondisclosure and confidentiality agreements, to protect our intellectual property rights. We believe that our intellectual property rights are important to our success and our competitive position, and, therefore, we devote appropriate resources to their protection. However, we may not be able to prevent unauthorized use, imitation or infringement by others, which could harm our image, brand or competitive position. If we commence litigation to enforce our rights, such proceedings could be burdensome and costly, and we may not prevail.

We cannot assure you that our intellectual property does not and will not infringe the intellectual property rights of others, or that third parties will not claim infringement by us in the future. Any such claim, whether or not it has merit, could be time-consuming and distracting for executive management, result in costly litigation and, should we be found liable, cause changes to existing menu items or delays in introducing new menu items, or require us to enter into royalty or licensing agreements. As a result, any such claim could have a material adverse effect on our business, financial condition and results of operations.

Our franchisees could take actions that could be harmful to our business.

Our franchisees are contractually obligated to operate their restaurants in accordance with our standards and all applicable laws. Although we attempt to properly train and support franchisees, franchisees are independent third parties that we do not control, and the franchisees own, operate and oversee the daily operations of their restaurants. As a result, the ultimate success and quality of any franchised restaurant rests with the franchisee. If franchisees do not successfully operate restaurants in a manner consistent with our standards, our image and reputation could be harmed, which in turn could adversely affect our business and operating results.  Further, the failure of either of our two franchisees or any of their restaurants to remain financially viable could result in their failure to pay royalties owed to us. Finally, regardless of the actual validity of such a claim, we may be named as a party in an action relating to, and/or be held liable for, the conduct of our franchisees if it is shown that we exercise a sufficient level of control over a particular franchisee’s operation.

We are subject to many federal, state and local laws with which compliance is both costly and complex.

The restaurant industry is subject to extensive federal, state and local laws and regulations, including those relating to minimum wage and other labor issues, health care, building and zoning requirements and those relating to the preparation and sale of food. The development and operation of restaurants depend to a significant extent on the selection and acquisition of suitable sites, which are subject to zoning, land use, environmental, traffic and other regulations and requirements. We are also subject to licensing and regulation by state and local authorities relating to health, sanitation, safety and fire standards and liquor licenses, federal and state laws governing our relationships with employees (including the Fair Labor Standards Act of 1938, the Immigration Reform and Control Act of 1986 and applicable requirements concerning the minimum wage, overtime, family leave, tip credits, working conditions, safety standards, immigration status, unemployment tax rates, workers’ compensation rates and state and local payroll taxes), federal and state laws which prohibit discrimination and other laws regulating the design and operation of facilities, such as the Americans With Disabilities Act of 1990, or the ADA.

We are reviewing the Health Care Reform Law. As part of that review, we will evaluate the potential impacts of this new law on our business, and accommodate various parts of the law as they take effect. There are no assurances that a combination of cost management and price increases can accommodate all of the costs associated with compliance.  The Health Care Reform Law also requires restaurant companies such as ours to disclose calorie information on their menus. We do not expect to incur any material costs from compliance with this provision, but cannot anticipate any changes in customer behavior resulting from the implementation of this portion of the law, which could have an adverse effect on our sales or results of operations.

We are subject to a variety of federal, state and local laws and regulations relating to the use, storage, discharge, emission and disposal of hazardous materials.  There also has been increasing focus by U.S. and overseas governmental authorities on other environmental matters, such as climate change, the reduction of greenhouse gases and water consumption. This increased focus may lead to new initiatives directed at regulating an as yet unspecified array of environmental matters, such as the emission of greenhouse gases, where “cap and trade” initiatives could effectively impose a tax on carbon emissions.  Legislative, regulatory or other efforts to combat climate change or other environmental concerns could result in future increases in the cost of raw materials, taxes, transportation and utilities, which could decrease our operating profits and necessitate future investments in facilities and equipment.

We are subject to laws relating to information security, privacy, cashless payments and consumer credit, protection and fraud. An increasing number of governments and industry groups worldwide have established data privacy laws and standards for the protection of personal information, including social security numbers, financial information (including credit card numbers), and health information. Compliance with these laws and regulations can be costly, and any failure or perceived failure to comply with those laws could harm our reputation or lead to litigation, which could adversely affect our financial condition.

We are subject to various state laws that govern the offer and sale of franchises, as well as the rules and regulations of the Federal Trade Commission. Additionally, many state laws regulate various aspects of the franchise relationship, including the nature, timing and sufficiency of disclosures to franchisees upon the initiation of the franchisor-potential franchisee relationship, our conduct during the franchisor-franchisee relationship and renewals and terminations of franchises.  Any past or future failures by us to comply with these laws and regulations in any jurisdiction or to obtain required government approvals could result in franchisee-initiated lawsuits, a ban or temporary suspension on future franchise sales, civil and administrative penalties or other fines, or require us to make offers of rescission, disgorgement or restitution, any of which could adversely affect our business and operating results. We could also face lawsuits by our franchisees based upon alleged violations of these laws. In the case of willful violations, criminal sanctions could be brought against us.

The impact of current laws and regulations, the effect of future changes in laws or regulations that impose additional requirements and the consequences of litigation relating to current or future laws and regulations, or an insufficient or ineffective response to significant regulatory or public policy issues, could increase our cost structure, operational efficiencies and talent availability, and therefore have an adverse effect on our results of operations. Failure to comply with the laws and regulatory requirements of federal, state and local authorities could result in, among other things, revocation of required licenses, administrative enforcement actions, fines and civil and criminal liability. Compliance with these laws and regulations can be costly and can increase our exposure to litigation or governmental investigations or proceedings.

Any strategic transactions that we consider in the future may have unanticipated consequences that could harm our business and our financial condition.

From time to time, we evaluate potential transactions, acquisitions of restaurants (including from our franchisees), joint ventures or other strategic initiatives to acquire or develop additional concepts. To successfully execute any acquisition or development strategy, we will need to identify suitable acquisition or development candidates, negotiate acceptable acquisition or development terms and obtain appropriate financing. Any acquisition or future development that we pursue, whether or not successfully completed, may involve risks, including:

•	material adverse effects on our operating results, particularly in the fiscal quarters immediately following the acquisition or development as the restaurants are integrated into our operations;
•	risks associated with entering into new domestic markets or conducting operations where we have no or limited prior experience, including international markets;
•
risks inherent in accurately assessing the value, future growth potential, strengths, weaknesses, contingent and other liabilities and potential profitability of acquisition candidates, and our ability to achieve projected economic and operating synergies; and

•	the diversion of management’s attention from other business concerns.

We may need additional capital in the future, and it may not be available on acceptable terms.

The development of our business may require significant additional capital in the future to fund our operations and growth, among other activities. We have historically relied upon cash generated by our operations and lease financing to fund our expansion. In the future, we intend to rely on funds from operations, lease financing and our Senior Secured Revolving Credit Facility. We may also need to access the debt and equity capital markets for additional financing. There can be no assurance, however, that these sources of financing will be available on acceptable terms, or at all. Our ability to obtain additional financing will be subject to a number of factors, including market conditions, our operating performance, investor sentiment and our ability to incur additional debt in compliance with agreements governing our then-outstanding debt. These factors may make the timing, amount, terms or conditions of additional financings unattractive to us. If we are unable to generate sufficient funds from operations or raise additional capital, our growth would be impeded.

We are controlled by the Kelso Affiliates, and their interests as equity holders may conflict with your interests.

The Kelso Affiliates beneficially own a substantial majority of our equity. The Kelso Affiliates control our board of directors, and thus are able to appoint new management and approve any action requiring the vote of our outstanding common stock, including amendments of our certificate of incorporation, transactions and sales of substantially all of our assets. The directors elected by the Kelso Affiliates are able to make decisions affecting our capital structure, including decisions to issue additional capital stock and incur additional debt. The interests of our equity holders may not in all cases be aligned with the interests of our public debt holders. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of our equity holders might conflict with the interests of our note holders.  Our equity holders may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investments, even though such transaction might involve risks to the note holders.

Failure of our internal controls over financial reporting and future changes in accounting standards may cause adverse unexpected operating results or otherwise harm our business and financial results.

During fiscal year 2012, we will become subject to the Sarbanes-Oxley Act of 2002, as amended (“Sarbanes-Oxley”), which requires, among other things, SEC reporting companies to maintain disclosure controls and procedures to ensure timely disclosure of material information, and management to attest to the effectiveness of those controls on a quarterly basis.  Our management is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with  accounting principles generally accepted in the United States (“GAAP”).  Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that we would prevent or detect a misstatement of our financial statements or fraud. Our growth and acquisition of other restaurant companies with procedures not identical to our own could place significant additional pressure on our system of internal control over financial reporting.  Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud. A significant financial reporting failure or material weakness in internal control over financial reporting could cause a loss of investor confidence.

A change in accounting standards can have a significant effect on our reported results and may affect our reporting of transactions before the change is effective. New pronouncements and varying interpretations of pronouncements have occurred and may occur in the future. Changes to existing accounting rules or the questioning of current accounting practices may adversely affect our reported financial results. Additionally, our assumptions, estimates and judgments related to complex accounting matters could significantly affect our financial results. Generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business, including but not limited to, revenue recognition, fair value of investments, impairment of long−lived assets, leases and related economic transactions, intangibles, self−insurance, income taxes, property and equipment, unclaimed property laws and litigation, and stock−based compensation are highly complex and involve many subjective assumptions, estimates and judgments by us. Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments by us could significantly change our reported or expected financial performance.

Risks Related to Our Indebtedness

Our substantial indebtedness and any new indebtedness we incur in the future could adversely affect our financial condition and prevent us from fulfilling our obligations.

We have a significant amount of indebtedness. As of July 31, 2011, our total long-term debt was $355.0 million, representing our Notes.  We have commitments under our Senior Secured Revolving Credit Facility available to us of $30.0 million (less approximately $3.7 million of undrawn outstanding letters of credit), all of which would be secured on a first-priority basis if borrowed.

Subject to the limits contained in the indenture governing the Notes (the “Indenture”) and the credit agreement governing the Senior Secured Revolving Credit Facility (the “Credit Agreement”), we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. The additional indebtedness we may incur could be substantial.  In addition, the Indenture and Credit Agreement will not prevent us from incurring obligations that do not constitute indebtedness, including obligations under lease arrangements that are currently recorded as operating leases even if operating leases were to be treated as debt under GAAP.  If we do incur additional debt, the risks related to our high level of debt would intensify. Specifically, our high level of debt could have important consequences, including:

•	making it more difficult for us to satisfy our obligations with respect to the Notes and our other debt;
•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements;
•
requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, acquisitions and other general corporate purposes;

•	increasing our vulnerability to general adverse economic and industry conditions;
•	exposing us to the risk of increased interest rates as borrowings under the Senior Secured Revolving Credit Facility will be at variable rates of interest;
•	limiting our flexibility in planning for and reacting to changes in the industry in which we compete;
•	placing us at a disadvantage compared to other, less leveraged competitors; and
•	increasing our cost of borrowing.

In addition, the Indenture and the Credit Agreement contain restrictive covenants that limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all our debt.

We may not be able to generate sufficient cash to service all of our indebtedness, and we may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. The Credit Agreement and the Indenture restrict our ability to dispose of assets and use the proceeds from those dispositions and may also restrict our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.

Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would materially and adversely affect our financial position and results of operations and our ability to satisfy our obligations under our debt.

If we cannot make scheduled payments on our debt, we will be in default and holders of the Notes could declare all outstanding principal and interest to be due and payable, the lenders under the Senior Secured Revolving Credit Facility could terminate their commitments to loan money, our secured lenders could foreclose against the assets securing their borrowings and we could be forced into bankruptcy or liquidation.

The terms of the Credit Agreement and the Indenture restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.

The Credit Agreement and the Indenture contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest, including restrictions on our ability to:

•	incur or guarantee additional indebtedness;
•	pay dividends on or make other distributions or repurchase or redeem capital stock;
•	prepay, redeem or repurchase certain indebtedness;
•	make loans and investments;
•	sell assets;
•	incur liens;
•	enter into transactions with affiliates;
•	alter the businesses we conduct;
•	enter into agreements restricting our subsidiaries’ ability to pay dividends; and
•	consolidate, merge or sell all or substantially all of our assets.

In addition, the restrictive covenants in the Credit Agreement require us, at any time revolving loans are made or are outstanding or any letter of credit is issued or outstanding, to maintain specified financial ratios and satisfy other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control.

A breach of the covenants under the Indenture or the Credit Agreement could result in an event of default under the applicable indebtedness. Such a default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under the Credit Agreement permits the lenders under the Senior Secured Revolving Credit Facility to terminate all commitments to extend further credit under that facility. Furthermore, if we were unable to repay the amounts due and payable under the new revolving credit facility, those lenders could proceed against the collateral granted to them to secure that indebtedness. In the event our lenders or noteholders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness.

As a result of restrictions contained in the Indenture and the Credit Agreement, we may be:

•	limited in how we conduct our business;
•	unable to raise additional debt or equity financing to operate during general economic or business downturns; or
•	unable to compete effectively or to take advantage of new business opportunities.

These restrictions may affect our ability to grow in accordance with our strategy.

ITEM 1B—UNRESOLVED STAFF COMMENTS

None.

ITEM 2—PROPERTIES

Our corporate headquarters are located in Nashville, Tennessee.  We occupy our current facility, which is approximately 38,500 square feet, under a lease that expires in February 2015.  We also occupy a 6,000 square feet culinary training center under a lease that expires in February 2015.  Of the 201 company-owned restaurants in operation as of July 31, 2011, we owned eight locations and leased 193 locations as shown in the following table:

	Restaurant Properties
	Owned	Leased	Total
Alabama	1	18	19
Arizona	1	3	4
Arkansas	1	3	4
Florida	-	11	11
Georgia	-	10	10
Illinois	-	3	3
Indiana	-	12	12
Kansas	-	3	3
Kentucky	1	9	10
Louisiana	-	6	6
Michigan	-	16	16
Mississippi	1	8	9
Missouri	-	4	4
Ohio	-	6	6
Oklahoma	1	5	6
Pennsylvania	-	3	3
Tennessee	1	23	24
Texas	1	37	38
Virginia	-	8	8
West Virginia	-	5	5
Total	8	193	201

Of the 193 leased restaurant properties, 114 are land leases and 79 are land and building leases.  All of our leases are recorded as operating leases, and most contain rent escalation clauses and rent holiday periods.  See note 12 to the consolidated financial statements included in Item 15 of this Report for additional details.  We own substantially all of the equipment, furnishings and trade fixtures in our restaurants.

ITEM 3—LEGAL PROCEEDINGS

We are a defendant from time to time in litigation arising in the ordinary course of our business, including claims resulting from “slip and fall” accidents, “dram shop” claims, construction-related disputes, employment-related claims, and claims from customers or employees alleging illness, injury or other food quality, health or operational wrong-doing.  As of the date of this report, we are not a party to any litigation that we believe could have a material adverse effect on our business, financial condition, or results of operations.

PART II

ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no public trading market for our common units.

ITEM 6—SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the consolidated financial statements (and the related notes thereto) contained in Item 15 Exhibits and Financial Statement Schedules, Item 1A Risk Factors and Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.  We derived the selected financial data from the audited consolidated financial statements and related notes found elsewhere in this Report for the period from October 4, 2010 to July 31, 2011, the period from August 2, 2010 to October 3, 2010, the fiscal year ended August 1, 2010 and the fiscal year ended August 2, 2009.  We derived the selected financial data from our historical audited consolidated financial statements and related notes not included in this Report for the fiscal year ended August 3, 2008, the period from December 6, 2006 to July 29, 2007 and the period from July 29, 2006 to December 5, 2006.  All fiscal years presented comprise 52 weeks except fiscal year 2008 which comprises 53 weeks.

In the presented periods we have had two transfers of ownership which resulted in partial year periods and results that are not comparable before and after the ownership changes.  On December 6, 2006, BRS, Black Canyon, Canyon Capital and their co-investors, together with our executive officers and other members of management, through LRI Holdings, acquired Logan’s Roadhouse, Inc., which we refer to as the “2006 Acquisition.” All periods prior to the 2006 Acquisition are referred to as “Original Predecessor” and are the financial statements of Logan’s Roadhouse, Inc.  All periods including and after the 2006 Acquisition and prior to October 4, 2010, the date of the completion of the Transactions, are referred to as “Immediate Predecessor” and are the financial statements of LRI Holdings.  LRI Holdings had no assets, liabilities or operations prior to December 6, 2006.

On October 4, 2010, LRI Holdings was acquired by certain wholly owned subsidiaries of RHI, a newly formed Delaware corporation owned by the Kelso Affiliates and Management Investors. The Transactions resulted in a change in ownership of substantially all of LRI Holdings’ outstanding common stock.  All periods including and after October 4, 2010 are referred to as “Successor”.  RHI and its subsidiaries had no assets, liabilities or operations prior to October 4, 2010.

	Successor	Immediate Predecessor					Original Predecessor
	Period from	Period from				Period from	Period from
	October 4, 2010 to	August 2, 2010 to		Fiscal year		December 6, 2006 to	July 29, 2006 to
(In thousands, except restaurant data and percentages)	July 31, 2011	October 3, 2010	2010	2009	2008	July 29, 2007	December 5, 2006
Statement of operations data:
Revenues:
Net sales	$497,170	$93,762	$555,460	$533,248	$529,424	$321,421	$153,663
Franchise fees and royalties	1,793	348	2,068	2,248	2,574	1,697	851
Total revenues	498,963	94,110	557,528	535,496	531,998	323,118	154,514
Costs and expenses:
Restaurant operating costs:
Cost of goods sold	162,805	29,172	174,186	172,836	176,010	104,881	49,527
Labor and other related expenses	145,258	28,578	165,877	161,173	164,074	97,641	48,580
Occupancy costs	36,817	8,046	42,397	39,923	37,952	22,365	5,768
Other restaurant operating expenses	71,708	15,478	81,826	79,263	80,255	47,335	26,116
Depreciation and amortization	14,588	3,112	17,040	17,206	16,146	9,351	5,631
Pre-opening expenses	2,984	783	2,111	2,137	3,170	3,008	699
General and administrative	30,460	14,440	24,216	25,126	26,538	19,209	11,996
Impairment and store closing charges	25	-	91	23,187	6,622	-	-
Total costs and expenses	464,645	99,609	507,744	520,851	510,767	303,790	148,317
Operating income (loss)	34,318	(5,499)	49,784	14,645	21,231	19,328	6,197
Interest expense, net	33,823	3,147	18,857	20,557	22,618	15,101	5,533
Other (income) expense, net	(15)	(182)	(798)	1,543	2,631	313	-
Income (loss) before income taxes	510	(8,464)	31,725	(7,455)	(4,018)	3,914	664
Income tax (benefit) expense	(70)	(8,240)	11,704	(5,484)	(3,392)	566	(422)
Net income (loss)	580	(224)	20,021	(1,971)	(626)	3,348	1,086
Undeclared preferred dividend	-	(2,270)	(12,075)	(10,568)	(9,605)	(5,552)	-
Net income (loss) attributable to common stockholders	$580	$(2,494)	$7,946	$(12,539)	$(10,231)	$(2,204)	$1,086
Selected other data:
Restaurants open end of period:
Company-owned	201	189	186	177	170	156	143
Total	227	215	212	203	196	182	169
Average unit volumes (in millions)(1)	$2.5	$0.5	$3.0	$3.0	$3.2	$2.1	$1.0
Operating weeks(1)	8,478	1,692	9,539	9,092	8,692	5,119	2,564
Restaurant operating margin(2)	16.2%	13.3%	16.4%	15.0%	13.4%	15.3%	15.4%
EBITDA(3)	$48,921	$(2,205)	$67,622	$30,308	$34,746	$28,367	$11,828
Adjusted EBITDA(3)	71,816	8,567	75,045	65,117	54,987	39,694	12,391
Adjusted EBITDAR(3)	98,693	15,695	107,184	94,949	83,665	55,524	16,611
Capital expenditures	32,998	7,036	26,367	27,039	37,372	31,864	15,637
Comparable restaurant data:(4)
Change in comparable restaurant sales	0.1%	4.2%	-0.3%	-2.8%	0.8%	1.8%	0.6%
Average check	$13.09	$12.75	$12.70	$12.79	$13.01	$12.95	$12.76
Cash flow data:
Operating activities	$16,549	$2,664	$56,400	$35,500	$28,201	$21,917	$(28,983)
Investing activities	(342,838)	(5,380)	(15,100)	(27,039)	(18,738)	(304,401)	184,780
Financing activities	345,392	-	(2,158)	(1,580)	(6,215)	285,424	(150,898)

	Successor	Immediate Predecessor
(In thousands)	July 31, 2011	August 1, 2010	August 2, 2009	August 3, 2008	July 29, 2007
Selected balance sheet data:
Cash and cash equivalents	$19,103	$52,211	$13,069	$6,188	$2,940
Working (deficit) capital (5)	(20,995)	23,878	(6,164)	(17,295)	(21,611)
Total assets	728,824	443,145	408,256	415,794	415,285
Total debt	355,000	218,683	220,063	220,050	223,424

(1)
Represents the average sales for company-owned restaurants over a specified period of time.  It is typically measured on a 52-week basis but may also be applied to a shorter period.  Average unit volume reflects total company restaurant sales divided by total operating weeks, which is the aggregate number of weeks that company-owned restaurants are in operation over a specified period of time.

(2)
Restaurant operating margin represents net sales less (a) cost of goods sold, (b) labor and other related expenses, (c) occupancy costs and (d) other restaurant operating expenses, divided by net sales. Restaurant operating margin is a supplemental measure of operating performance of our company-owned restaurants that does not represent and should not be considered as an alternative to net income or net sales as determined by GAAP, and our calculation thereof may not be comparable to that reported by other companies. Restaurant operating margin has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. Management believes restaurant operating margin is an important component of financial results because it is a widely used metric within the restaurant industry to evaluate restaurant-level productivity, efficiency, and performance. Management uses restaurant operating margin as a key metric to evaluate our financial performance compared with our competitors, to evaluate the profitability of incremental sales and to evaluate our performance across periods.

The following table sets forth a reconciliation of net sales to restaurant operating margin:

	Successor	Immediate Predecessor					Original Predecessor
	Period from	Period from				Period from	Period from
	October 4, 2010 to	August 2, 2010 to		Fiscal year		December 6, 2006 to	July 29, 2006 to
(In thousands)	July 31, 2011	October 3, 2010	2010	2009	2008	July 29, 2007	December 5, 2006
Net sales (A)	$497,170	$93,762	$555,460	$533,248	$529,424	$321,421	$153,663
Restaurant operating expenses:
Cost of goods sold	162,805	29,172	174,186	172,836	176,010	104,881	49,527
Labor and other related expenses	145,258	28,578	165,877	161,173	164,074	97,641	48,580
Occupancy costs	36,817	8,046	42,397	39,923	37,952	22,365	5,768
Other restaurant operating expenses	71,708	15,478	81,826	79,263	80,255	47,335	26,116
Restaurant operating profit (B)	$80,582	$12,488	$91,174	$80,053	$71,133	$49,199	$23,672
Restaurant operating margin (B / A)	16.2%	13.3%	16.4%	15.0%	13.4%	15.3%	15.4%

(3)
EBITDA represents net income (loss) before interest expense, net, income tax (benefit) expense and depreciation and amortization.  Adjusted EBITDA is further adjusted to reflect the additions and eliminations described in the table below. EBITDA and Adjusted EBITDA are supplemental measures of operating performance that do not represent and should not be considered as alternatives to net income or cash flow from operations as determined under GAAP, and our calculations thereof may not be comparable to those reported by other companies. EBITDA and Adjusted EBITDA have limitations as analytical tools, and you should not consider them in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of the limitations are:

•	EBITDA and Adjusted EBITDA do not reflect our cash expenditures, or future requirements for, capital expenditures or contractual commitments;
•	EBITDA and Adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital needs;
•	EBITDA and Adjusted EBITDA do not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments on our indebtedness;
•	EBITDA and Adjusted EBITDA do not reflect our tax expense or the cash requirements to pay our taxes;

•
although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect any cash requirements for such replacements; and

•	other companies in the restaurant industry may calculate EBITDA and Adjusted EBITDA differently than we do, limiting their usefulness as comparative measures.

Because of these limitations, EBITDA and Adjusted EBITDA should not be considered as measures of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA and Adjusted EBITDA only supplementally. We further believe that our presentation of these non-GAAP financial measures provides information that is useful to analysts and investors because it is an important indicator of the strength of our operations and the performance of our core business.

As noted in the table below, Adjusted EBITDA includes adjustments for restaurant impairments, pre-opening expenses (excluding rent), sponsor management fees, hedging (gain) loss and losses on property sales, among other items. It is reasonable to expect that these items will occur in future periods. However, we believe these adjustments are appropriate partly because the amounts recognized can vary significantly from period to period and complicate comparisons of our internal operating results and operating results of other restaurant companies over time. In addition, Adjusted EBITDA includes adjustments for other items that we do not expect to regularly record following the completion of the Transactions, including transaction costs and expenses recorded pursuant to accounting for business combinations, tradename impairment, restructuring costs and certain non-recurring costs related to the Original Predecessor. Each of the normal recurring adjustments and other adjustments described in this paragraph and in the reconciliation table below help to provide management with a measure of our core operating performance over time by removing items that are not related to day-to-day restaurant level operations.

Management uses Adjusted EBITDA:
•
as a measure of operating performance to assist us in comparing the operating performance of our restaurants on a consistent basis because it removes the impact of items not directly resulting from our core operations;

•	for planning purposes, including the preparation of our internal annual operating budgets and financial projections;
•	to evaluate the performance and effectiveness of our operational strategies; and
•	to calculate incentive compensation payments for our employees, including assessing performance under our annual incentive compensation plan.

Adjusted EBITDAR further excludes cash rent expense from Adjusted EBITDA. Cash rent expense represents actual cash payments required under our leases.

In addition, EBITDA, Adjusted EBITDA and Adjusted EBITAR are used by investors as supplemental measures to evaluate the overall operating performance of companies in the restaurant industry. Management believes that investors’ understanding of our performance is enhanced by including these non-GAAP financial measures as reasonable bases for comparing our ongoing results of operations. Many investors are interested in understanding the performance of our business by comparing our results from ongoing operations from one period to the next and would ordinarily add back items that are not part of normal day-to-day operations of our business. By providing these non-GAAP financial measures, together with reconciliations, we believe we are enhancing investors’ understanding of our business and our results of operations, as well as assisting investors in evaluating how well we are executing strategic initiatives.

We also present Adjusted EBITDA because it is based on “Consolidated EBITDA,” a measure which is used in calculating financial ratios in material debt covenants in the Indenture and the Credit Agreement. We believe that presenting Adjusted EBITDA is appropriate to provide additional information to investors about how the covenants in the agreements governing our debt facilities operate. The Credit Agreement and the Indenture may permit us to exclude other non-cash charges and specified non-recurring expenses in calculating Consolidated EBITDA in future periods, which are not reflected in the Adjusted EBITDA data presented in this Report.

The following table sets forth a reconciliation of net income (loss), the most directly comparable GAAP financial measure, to EBITDA, Adjusted EBITDA and Adjusted EBITDAR.

	Successor	Immediate Predecessor					Original Predecessor
	Period from	Period from				Period from	Period from
	October 4, 2010 to	August 2, 2010 to		Fiscal year		December 6, 2006 to	July 29, 2006 to
(In thousands)	July 31, 2011	October 3, 2010	August 1, 2010	August 2, 2009	August 3, 2008	July 29, 2007	December 5, 2006
Net income (loss)	$580	$(224)	$20,021	$(1,971)	$(626)	$3,348	$1,086
Interest expense, net	33,823	3,147	18,857	20,557	22,618	15,102	5,533
Income tax (benefit) expense	(70)	(8,240)	11,704	(5,484)	(3,392)	566	(422)
Depreciation and amortization	14,588	3,112	17,040	17,206	16,146	9,351	5,631
EBITDA	48,921	(2,205)	67,622	30,308	34,746	28,367	11,828
Adjustments
Sponsor management fees(a)	795	205	1,611	1,486	1,250	865	-
Non-cash asset write-offs:
Tradename impairment(b)	-	-	-	16,781	-	-	-
Restaurant impairment(c)	25	-	91	6,252	6,622	-	-
Loss on disposal of property and equipment(d)	741	164	928	877	977	554	444
Restructuring costs(e)	-	-	-	892	683	-	-
Pre-opening expenses (excluding rent)(f)	2,296	598	1,624	1,443	2,561	2,364	450
Hedging (gain) loss(g)	-	(182)	(798)	1,543	2,631	313	-
Losses on sales of property(h)	23	39	-	-	1,206	-	2,579
Non-cash rent adjustment(i)	4,478	(334)	3,367	4,505	3,599	3,422	(268)
Costs related to the Transactions(j)	13,671	10,272	111	187	613	3,848	1,232
Non-recurring Original Predecessor costs(k)	-	-	-	-	-	-	1,627
Pro forma sale and leaseback rent adjustment(l)	-	-	-	-	-	-	(5,593)
Non-cash stock-based compensation(m)	821	-	-	-	-	-	-
Other adjustments(n)	45	10	489	843	99	(39)	92
Adjusted EBITDA	71,816	8,567	75,045	65,117	54,987	39,694	12,391
Cash rent expense(o)	26,877	7,128	32,139	29,832	28,678	15,830	4,220
Adjusted EBITDAR	$98,693	$15,695	$107,184	$94,949	$83,665	$55,524	$16,611

(a)
Prior to the completion of the Transactions, sponsor management fees consisted of fees paid to our owners following the 2006 Acquisition under a management and consulting services agreement, which was terminated in connection with the completion of the Transactions. Following the completion of the Transactions, sponsor management fees consist of fees paid to the Kelso Affiliates under an advisory agreement.

(b)
We recorded an impairment charge in fiscal year 2009 related to our Logan’s Roadhouse tradename.  See note 6 to the consolidated financial statements included in Item 15 of this Report for additional details.

(c)
Restaurant impairment charges were recorded in connection with the determination that the carrying value of certain of our restaurants exceeded their estimated fair value.  See note 8 to the consolidated financial statements included in Item 15 of this Report for additional details.

(d)	Loss on disposal of property and equipment consists of the loss on disposal or retirement of assets that are not fully depreciated.

(e)	Restructuring costs include severance and other related costs resulting from the restructuring of our corporate office in late fiscal year 2008 and early fiscal year 2009.

(f)
Pre-opening expenses (excluding rent) include expenses directly associated with the opening of a new restaurant. See note 2 to the consolidated financial statements included in Item 15 of this Report for additional details.

(g)
Hedging (gain) loss relates to fair market value changes of an interest rate swap and the related interest. The interest rate swap was terminated in connection with the Transactions.  See note 9 to the consolidated financial statements included in Item 15 of this Report for additional details.

(h)
We recognize losses in connection with the sale and leaseback of restaurants when the fair value of the property being sold is less than the undepreciated cost of the property. See note 12 to the consolidated financial statements included in Item 15 of this Report for additional details.

(i)
Non-cash rent adjustments represent the non-cash rent expense calculated as the difference between GAAP rent expense and amounts payable in cash under the leases during such time period. In measuring our operational performance, we focus on our cash rent payments. See note 2 to the consolidated financial statements included in Item 15 of this Report for additional details.

(j)
Costs related to the Transactions include: expenses related to business combination accounting recognized in connection with the Transactions, a one-time fee of $7.0 million paid to the Kelso Affiliates and legal, professional, and other fees incurred as a result of the Transactions. For fiscal year 2010 and prior, these costs related to the 2006 Acquisition.

(k)
Non-recurring Original Predecessor costs include (x) an allocation of Cracker Barrel corporate overhead costs for presentation as a stand-alone entity and (y) an allocation of stock option expense on shares of Cracker Barrel stock recognized in accordance with applicable accounting guidance.

(l)
The Predecessor credit facilities required that certain transactions be given pro forma effect in the calculation of “Consolidated EBITDA,” including cash rent payments associated with sale and leaseback transactions entered into in connection with the 2006 Acquisition.  The Predecessor credit facilities required us to deduct from Consolidated EBITDA the pro forma cash rent payments that would have been incurred if the sale and leaseback transactions had occurred prior to the 2006 Acquisition.  Pro forma sale and leaseback rent adjustment represents such pro forma rent expense for the Original Predecessor period.

(m)
Non-cash stock-based compensation represents compensation expense recognized for time-based stock options issued by RHI.  See note 17 to the consolidated financial statements included in Item 15 of this Report for additional details.

(n)
Other adjustments include $0.6 million of casualty losses resulting from damages to our restaurants during fiscal year 2009, ongoing expenses of closed restaurants, as well as inventory write-offs, employee termination buyouts and incidental charges related to restaurant closings.

(o)	Cash rent expense represents actual cash payments required under our leases.

(4)
We use a number of key performance indicators in assessing the performance of our restaurants, including change in comparable restaurant sales and average check. These key performance indicators are discussed in more detail in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Report.

(5)	Working (deficit) capital is defined as current assets less current liabilities.

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results.  Our MD&A is presented in the following sections:
•	General
•	Overview
•	Key Measurements
•	Matters Affecting Comparability
•	Presentation of Results
•	Results of Operations
•	Other Non-GAAP Financial Measures
•	Liquidity and Capital Resources
•	Capital Expenditures
•	Off Balance Sheet Arrangements
•	Contractual Obligations
•	Seasonality
•	Segment Reporting
•	Impact of Inflation
•	Critical Accounting Policies
•	Recent Accounting Pronouncements

This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes in Item 15 of this Report, the Risk Factors included in Item 1A of this Report and the cautionary statements included throughout this Report.  The inclusion of supplementary analytical and related information herein may require us to make estimates and assumptions in connection with our analysis of trends and expectations with respect to our results of operations and financial position taken as whole.

General

Logan’s Roadhouse is a family-friendly, casual dining restaurant chain that revisits the classic roadhouse from days past and brings it to life in a modern way through our craveable food, abundance and affordability, welcoming hospitality and upbeat atmosphere.  Our restaurants have a relaxed, come-as-you-are environment where we encourage our customers to enjoy “bottomless buckets” of roasted in-shell peanuts and to toss the shells on the floor.  Our entrée portions are generous and generally include a choice of two side items, all at affordable prices.  We are committed to serving a variety of fresh food from specially seasoned aged steaks to farm-fresh salads to our made-from-scratch yeast rolls.  We believe the freshness and distinctive flavor profiles of our signature dishes, coupled with the variety of our menu, differentiates us from our competitors.  Our restaurants, which are open for lunch and dinner seven days a week, serve a broad and diverse customer base.   We opened our first restaurant in Lexington, Kentucky in 1991 and we have grown to a total of 201 company-owned restaurants and 26 franchised restaurants located across 23 states as of July 31, 2011.

Overview

We are branded as the Real American Roadhouse making us a welcoming destination for a wide range of customers.  Our strategy is to grow long-term sales and profits by delivering a unique customer experience that is so great and so affordable that customers will eat out with us more often.  We execute this vision by providing high quality meals and service in a relaxed, upbeat atmosphere.  Our key strategies, initiatives and insight into our outlook are summarized below.

Growing our restaurant base.  We believe differentiated, moderately priced roadhouse concepts have broad customer appeal and remain underpenetrated relative to the bar and grill and steakhouse segments.  We intend to focus on disciplined growth of our brand by strategically opening additional company-owned restaurants in existing and adjacent states.  We have improved our new restaurant unit economics by reducing our new unit investment costs while generally protecting the unit capacity and profitability.  We successfully opened 15 company-owned restaurants in fiscal year 2011 and plan to open an additional 20 company-owned restaurants in fiscal year 2012.

Growing sales in existing restaurants.  We began to see a decline in average unit volumes beginning in fiscal year 2008 primarily due to the general softening of the overall macroeconomic environment.  In recent years, consumer traffic to casual dining restaurants has been negatively impacted by increasing unemployment rates and a decrease in consumer discretionary income and consumer confidence.  Although we have seen a decrease in customer traffic in fiscal years 2011 and 2010, we believe we have outperformed our competitors on a cumulative basis from the beginning of the economic downturn that began in 2007.  The current restaurant environment is highly competitive with increased advertising, discounting and promotional activity.  In order to address the challenging economic environment and drive traffic into our restaurants, we have increased our advertising efforts and continue to offer and promote value options that we believe are important to our customers in the current economic environment.  We believe that many of our customers remain impacted by high levels of unemployment and lower discretionary income, and as the economy improves, we believe we are well-positioned to capitalize on improving consumer sentiment.

In response to economic pressures, customers have become more value conscious and have noticeably shifted their selections to lower priced menu items and value offerings and are purchasing fewer alcoholic beverages.  Therefore, in order to continue to grow our average check, we will continue to keep our menu fresh by introducing new menu and alcoholic beverage offerings while promoting our premium steak cuts, seafood offerings, and combination meals.  We will continue to introduce flavorful new menu items that enhance the variety of our menu.  We will also continue to look for selective pricing opportunities as our average check remains below many of our steakhouse competitors.

Growing margins.  Our restaurant operating margins have increased since 2008 due to a number of cost savings initiatives that have improved the efficiency of our restaurant operations.  Facing commodity pressures in fiscal year 2012, we remain focused on disciplined cost management and look for opportunities to save costs in areas that are not adding value to the customer experience.

In fiscal year 2012, we expect our customers will continue to be impacted by high unemployment levels and other general economic challenges which will limit their discretionary income.  As a result, the competitive environment will remain active as restaurant operators compete for market share in a challenging environment.  We also expect cost pressures primarily in the form of commodity inflation.  We believe that if we continue to focus on protecting restaurant margins while executing our core strategies of disciplined restaurant growth and consistently delivering a great value and unique dining experience to our customers, we will be well positioned as economic conditions improve.  Our ability to open new restaurants with strong unit level returns along with revenue and margin growth in existing restaurants will be key drivers to improved operational and financial results.

Key Measurements

The key measures we use to evaluate our performance include:

Average unit volume.  Average unit volume represents the average sales for company-owned restaurants over a specified period of time. It is typically measured on a 52-week basis but may also be applied to a shorter period. Average unit volume reflects total company restaurant sales divided by total operating weeks, which is the aggregate number of weeks that company-owned restaurants are in operation over a specified period of time.

Change in comparable restaurant sales.  Comparable restaurants for a reporting period include company-owned restaurants that have been open for six or more full quarters at the beginning of the later of the two reporting periods being compared.  Change in comparable restaurant sales reflects changes in sales over the prior year for a comparable group of restaurants over a specified period of time.

Average check.  Average check includes net sales for company-owned restaurants over a specified period of time divided by the total number of customers served during the period. Management uses this indicator to analyze the dollars spent in our restaurants per customer. This measure aids management in identifying trends in customer preferences, as well as the effectiveness of menu price increases and other menu changes.  Unless otherwise noted we report this metric for comparable restaurants.

Customer traffic.  Customer traffic is the total number of customers served over a specified period of time.  Unless otherwise noted we report this metric for comparable restaurants.

Restaurant operating margin and Adjusted EBITDA.  We also evaluate our performance by using non-GAAP financial measures utilized by us and others in the restaurant industry.  In particular, we regularly review our restaurant operating margin and our Adjusted EBITDA, which are both described in more detail in the Selected Financial Data included in Item 6 of this Report.  A discussion of these measures is included in our results of operations below.

Matters Affecting Comparability

On October 4, 2010, LRI Holdings was acquired by certain wholly owned subsidiaries of RHI, a newly formed Delaware corporation owned by the Kelso Affiliates and the Management Investors.  The Transactions were funded by an equity investment and the issuance of the Notes and included retirement of all existing debt.  For additional detail see Note 3 to the consolidated financial statements included in Item 15 of this Report.

The Transactions resulted in a change in ownership of substantially all of LRI Holdings’ outstanding common stock and was accounted for in accordance with accounting guidance for business combinations and, accordingly, resulted in the recognition of assets acquired and liabilities assumed at fair value as of October 4, 2010.  The purchase price has been “pushed down” to LRI Holdings’ financial statements.

Allocation of purchase price.  The allocation of purchase price to the assets acquired and liabilities assumed based on their respective fair values resulted in changes in the values of tangible and intangible assets.  The adjustment of property and equipment basis and remaining useful lives affects comparability of depreciation expense between Immediate Predecessor and Successor periods.  Allocation of purchase price to intangible assets affects the comparability of cost of goods sold, rent expense and amortization expense between Immediate Predecessor and Successor periods.

New debt structure.  In connection with the Transactions, Immediate Predecessor debt instruments were retired and replaced with new financing.  This increase in long-term debt and related debt issuance costs affects the comparability of interest expense and cash flows from operations between the Immediate Predecessor and Successor periods.

General and administrative expense.  Transaction costs expensed in the Immediate Predecessor and Successor periods have a significant impact on results and comparability between periods.

Provision for (benefit from) income taxes.  Non-deductibility of certain of the costs incurred in connection with the Transactions impacted the income tax rates in both the Immediate Predecessor and Successor periods.

Presentation of Results

Our fiscal year ends on the Sunday closest to July 31.  All references to the “Combined fiscal year 2011” relate to the combined 43- week period ended July 31, 2011 of the Successor and the nine week period ended October 3, 2010 of the Immediate Predecessor.  All references to fiscal year 2010 and fiscal year 2009 relate to the 52-week periods ended August 1, 2010 and August 2, 2009 of the Immediate Predecessor.

For purposes of this discussion and analysis, we combined the results of operations of the Immediate Predecessor for the nine week period from August 2, 2010 to October 3, 2010 with those of the Successor for the 43-week period from October 4, 2010 to July 31, 2011.  Although the combined presentation does not comply with GAAP, we believe that it provides management and investors with a more meaningful perspective on our financial and operational performance than if we did not combine the results of the Immediate Predecessor and Successor in this manner.  The combined results have not been prepared on a pro forma basis and should not be used as a substitute for Immediate Predecessor and Successor financial statements prepared in accordance with GAAP.

Results of Operations

Combined Fiscal Year 2011 Summary

•
We opened 15 new restaurants (5 owned and 10 leased) with a net capital investment of $29.4 million.  These 15 new restaurants added $28.6 million in net sales, $4.2 million to Adjusted EBITDA and had an average restaurant operating margin of 13.8%.

•	Same store sales increased 0.8%, our average check increased by 2.6% and customer traffic decreased by 1.8% for company-owned restaurants compared to fiscal year 2010.

•
Restaurant operating margin, excluding amortization related to the Transactions, was relatively consistent at 16.2% compared to fiscal year 2010, despite a continually difficult economy and increasing commodity prices.

•	The pre-tax net loss of $8.0 million included $23.9 million of transaction and purchase accounting costs and an increase in interest expense of $18.1 million.

•	Net income decreased $19.7 million to $0.4 million from fiscal year 2010.

•	Adjusted EBITDA increased 7.1%, or $5.3 million to $80.4 million from fiscal year 2010.

•
Cash flows from operating activities was $19.2 million, which included payment of $23.5 million of interest.  Excluding transaction related costs of $21.4 million, we generated cash flows from operations of $40.6 million which was primarily used to fund capital expenditures of $40.0 million.

The following tables and discussion summarize key components of our operating results for the fiscal years ended July 31, 2011, August 1, 2010 and August 2, 2009 expressed as a dollar amount and as a percentage of total revenues or net sales.  We have prepared our discussion of the fiscal 2011 results of operations by combining the Immediate Predecessor and Successor results of operations and cash flows during the fiscal year ended July 31, 2011, and comparing the combined data to the results of operations and cash flows for fiscal year ended August 1, 2010, as discussed above.
	Successor		Immediate Predecessor		Combined		Immediate Predecessor		Immediate Predecessor
	Period from		Period from
	October 4, 2010		August 2, 2010		Fiscal year ended
(In thousands)	to July 31, 2011		to October 3, 2010		July 31, 2011		August 1, 2010		August 2, 2009
Statement of income (loss) data:
Revenues:
Net sales	$497,170	99.6%	$93,762	99.6%	$590,932	99.6%	$555,460	99.6%	$533,248	99.6%
Franchise fees and royalties	1,793	0.4	348	0.4	2,141	0.4	2,068	0.4	2,248	0.4
Total revenues	498,963	100.0	94,110	100.0	593,073	100.0	557,528	100.0	535,496	100.0
Costs and expenses:
(As a percentage of net sales)
Restaurant operating costs:
Cost of goods sold	162,805	32.7	29,172	31.1	191,977	32.5	174,186	31.4	172,836	32.4
Labor and other related expenses	145,258	29.2	28,578	30.5	173,836	29.4	165,877	29.9	161,173	30.2
Occupancy costs	36,817	7.4	8,046	8.6	44,863	7.6	42,397	7.6	39,923	7.5
Other restaurant operating expenses	71,708	14.4	15,478	16.5	87,186	14.8	81,826	14.7	79,263	14.9
(As a percentage of total revenue)
Depreciation and amortization	14,588	2.9	3,112	3.3	17,700	3.0	17,040	3.1	17,206	3.2
Pre-opening expenses	2,984	0.6	783	0.8	3,767	0.6	2,111	0.4	2,137	0.4
General and administrative	30,460	6.1	14,440	15.3	44,900	7.6	24,216	4.3	25,126	4.7
Impairment and store closing charges	25	-	-	-	25	-	91	-	23,187	4.3
Total costs and expenses	464,645	93.1	99,609	105.8	564,254	95.1	507,744	91.1	520,851	97.3
Operating income (loss)	34,318	6.9	(5,499)	(5.8)	28,819	4.9	49,784	8.9	14,645	2.7
Interest expense, net	33,823	6.8	3,147	3.3	36,970	6.2	18,857	3.4	20,557	3.8
Other (income) expense, net	(15)	-	(182)	(0.2)	(197)	-	(798)	(0.1)	1,543	0.3
Income (loss) before income taxes	510	0.1	(8,464)	(9.0)	(7,954)	(1.3)	31,725	5.7	(7,455)	(1.4)
Income tax (benefit) expense	(70)	-	(8,240)	(8.8)	(8,310)	(1.4)	11,704	2.1	(5,484)	(1.0)
Net income (loss)	$580	0.1	$(224)	(0.2)	$356	0.1	$20,021	3.6	$(1,971)	(0.4)

Restaurant Unit Activity
	Company	Franchise	Total
Balance at August 3, 2008	170	26	196
Openings	8	-	8
Closures	(1)	-	(1)
Balance at August 2, 2009	177	26	203
Openings	9	-	9
Closures	-	-	-
Balance at August 1, 2010	186	26	212
Openings	15	-	15
Closures	-	-	-
Balance at July 31, 2011	201	26	227

TOTAL REVENUE

Net sales consist of food and beverage sales of company-owned restaurants and other miscellaneous income.  Net sales increased by $35.5 million or 6.4% in the Combined fiscal year 2011 compared to fiscal year 2010.  This increase is primarily attributable to the opening of 15 new restaurants and an increase in comparable restaurant sales of 0.8%.  Net sales increased by $22.2 million, or 4.2%, in fiscal year 2010 compared to fiscal year 2009, which was primarily driven by the opening of nine restaurants in fiscal year 2010, partially offset by a decline in comparable restaurant sales of 0.3%.

The following table summarizes the year over year changes and key net sales drivers at company-owned restaurants for the periods presented:

	Combined - Successor/Immediate Predecessor	Immediate Predecessor
	Fiscal year ended
	July 31, 2011	August 1, 2010	August 2, 2009
Company-owned restaurants:
Increase in restaurant operating weeks	6.6%	4.9%
Decrease in average unit volume	-0.2%	-0.7%
Total increase in restaurant sales	6.4%	4.2%

Change in comparable restaurant sales	0.8%	-0.3%
Restaurant operating weeks	10,170	9,539	9,092
Average check	$13.03	$12.70	$12.79

The increase in restaurant operating weeks for the Combined fiscal year 2011 and for fiscal year 2010 was due to the opening of new restaurants.  The decrease in average unit volume for the Combined fiscal year 2011 was primarily driven by customer traffic declines in our newer restaurants as well as our comparable restaurant base.  For our comparable restaurants, the decrease in customer traffic was 1.8% for the Combined fiscal year 2011, which was offset by a 2.6% increase in average check as a result of increased menu pricing of 2.6% for the year.  The decrease in average unit volume for fiscal year 2010 was the result of lower sales volumes at our newer restaurants as well as a reduction in average check, the result of weakening alcoholic beverage sales and customers spending less per visit.  For our comparable restaurants, our average check was down 0.8% for fiscal year 2010 including increased menu pricing of 1.5% offset by a traffic increase of 0.5%.

Franchise fees and royalties, for our two franchisees that operate 26 restaurants, remained consistent at 0.4% of total revenues for the periods presented.

TOTAL COSTS AND EXPENSES

Total costs and expenses were $564.3 million in the Combined fiscal year 2011, $507.7 million in fiscal year 2010, and $520.9 million in fiscal year 2009.  As a percent of total revenues, total costs and expenses in the Combined fiscal year 2011 were 95.1%, which increased from 91.1% in fiscal 2010.  Total costs and expenses decreased in fiscal year 2010 from 97.3% in fiscal year 2009.  The primary drivers to the fluctuations in total costs and expenses are as follows:

Costs of goods sold

Cost of goods sold consists of food and beverage costs, along with related purchasing and distribution costs.  Costs of goods sold, as a percentage of net sales, increased to 32.5% in the Combined fiscal year 2011 from 31.4% in fiscal year 2010.  The increase was primarily due to unfavorable menu mix as customers shifted to less profitable menu selections and promotional items along with commodity inflation across most categories, partially offset by menu pricing and the impact of certain cost savings initiatives.  In addition, as a result of the Transactions, $2.5 million, or 0.4% as a percentage of net sales, was due to amortization expense resulting from a favorable contract which was fully amortized as of July 31, 2011.

Cost of goods sold, as percentage of net sales, decreased to 31.4% in fiscal year 2010 from 32.4% in fiscal year 2009.  This decrease resulted primarily from lower beef costs as well as other commodities including produce, seafood, and dairy combined with menu pricing and the impact of cost savings initiatives, partially offset by unfavorable menu mix as customers traded into higher cost menu and promotional items.

Labor and other related expenses

Labor and other related expenses consists of all restaurant management and hourly labor costs, including salaries, wages, benefits, bonuses and other indirect labor costs.  Labor and other related expenses, as a percentage of net sales, decreased to 29.4% in the Combined fiscal year 2011 from 29.9% in fiscal year 2010.  The decrease in percentage resulted from improved labor staffing, wage rate efficiencies, leverage from average check and payroll tax credits relating to an incentive program.

Labor and other related expenses, as a percentage of net sales, decreased to 29.9% in fiscal year 2010 from 30.2% in fiscal year 2009.  The decrease was primarily due to lower hourly labor costs in our restaurants due to wage rate efficiencies and operational initiatives.

Occupancy costs

Occupancy costs include rent, common area maintenance, property taxes, licenses and other related fees.  Occupancy costs, as a percentage of net sales, were relatively consistent at 7.6% in the Combined fiscal year 2011, 7.6% in fiscal year 2010 and 7.5% in fiscal year 2009.  Occupancy costs fluctuate based upon the timing and number of new restaurant openings and the mix of owned sites, land leases and land and building leases for our restaurants.

Other restaurant operating expenses

Other restaurant operating expenses include all restaurant-level operating costs, the major components of which are operating supplies, utilities, repairs and maintenance, advertising, general liability and credit card fees.  Other restaurant operating expenses, as a percentage of net sales, increased to 14.8% in the Combined fiscal year 2011 from 14.7% in fiscal year 2010.  The percentage increase in the Combined fiscal year 2011 was due to increased marketing costs which were offset by a decline in restaurant operating supplies and maintenance and a decline in general liability insurance reserves.

Other operating expenses, as a percentage of sales, decreased to 14.7% in fiscal year 2010 from 14.9% in fiscal year 2009.  The percentage decrease in fiscal year 2010 from fiscal year 2009 was primarily due to lower utility costs and variable operating expenses, which were partially offset by higher marketing expenses.

Depreciation and amortization

Depreciation and amortization includes the depreciation of fixed assets and capitalized leasehold improvements and the amortization of intangible assets.  Depreciation and amortization, as a percentage of total revenues was relatively consistent at 3.0% in the Combined fiscal year 2011, 3.1% in fiscal year 2010, and 3.2% in fiscal year 2009.  In the Combined fiscal year 2011 the Successor period deprecation was affected by the revaluation of the depreciable basis of property and equipment and intangible asset basis subject to amortization as a result of the Transactions.

Pre-opening expenses

Pre-opening expenses consist of costs related to a new restaurant opening and are made up primarily of manager salaries, employee payroll, travel, non-cash rent expense and other costs related to training and preparing new restaurants for opening.  Pre-opening costs will fluctuate from period to period based on the number and timing of restaurant openings.  Our pre-opening costs per opening have remained constant at approximately $0.2 million per opening.

General and administrative

General and administrative expenses are comprised of expenses associated with corporate and administrative functions that support restaurant operations and development.  General and administrative expenses, as a percentage of total revenues, increased to 7.6% in the Combined fiscal year 2011 from 4.3% in fiscal year 2010.  Included in the Combined fiscal year 2011 was $21.4 million of transaction related costs.  Excluding the impact of these costs, general and administrative expenses decreased to 4.0% of total revenues in the Combined fiscal year 2011 due to a reduction in home office bonus accruals and a lower management fee paid to our current owners, partially offset by an increase in headcount and restaurant training costs to support increased growth and stock option expense related to the Successor option plans.

General and administrative expenses, as a percentage of total revenues, decreased to 4.3% in fiscal year 2010 from 4.7% in fiscal year 2009.  The percentage decrease in fiscal year 2010 from fiscal year 2009 was primarily due to lower salary and related payroll expenses from a corporate headcount reduction that took place in early fiscal year 2009.

Impairment and store closing charges

Impairment and store closing charges include long-lived and indefinite-lived asset impairment charges and store closing charges.  We did not impair or close any restaurants in the Combined fiscal year 2011 or fiscal year 2010.  In the Combined fiscal year 2011 and fiscal year 2010, we recorded $25 thousand and $0.1 million, respectively, of impairment charges for additions to restaurants that had been fully impaired in prior years and residual store closing expenses for the restaurant closed in fiscal year 2009.  During fiscal year 2009, we recorded a tradename impairment of $16.8 million and closed one restaurant and recorded asset impairment charges of $6.3 million.

INTEREST EXPENSE, NET AND OTHER EXPENSE (INCOME), NET

Interest expense, net consists primarily of interest expense related to our debt, net of interest income, see the “Liquidity and Capital Resources” section for further detail.  Other expense (income), net consists primarily of expenses associated with interest rate swaps.  Interest expense, net increased to $37.0 million in the Combined fiscal year 2011 compared to $18.9 million in fiscal year 2010, as a result of the debt incurred in connection with the Transactions.  Net interest expense decreased to $18.9 million in fiscal year 2010 from $20.6 in fiscal year 2009, primarily due to a reduced average interest rate under the prior credit facilities.  In connection with the Transactions, we terminated our interest rate swap agreement related to outstanding borrowings under the prior credit facilities by payment of a termination fee of approximately $1.7 million.

EFFECTIVE INCOME TAX RATE

Our effective tax rate (“ETR”) was a benefit of 13.7% in the Successor period ended July 31, 2011 and a provision of 97.4% in the Predecessor period ended October 3, 2010.  We file a separate tax return for each of the short periods in our current fiscal year which prevents a meaningful combined presentation.  The ETR for the Successor period ended July 31, 2011 was impacted unfavorably by certain non-deductable costs paid in connection with the Transactions; offset by the magnified effect of wage credits on low pre-tax income.  The ETR for the Predecessor period ended October 3, 2010 was impacted favorably by the deductibility of certain costs paid in connection with the Transactions that were not included in expense for book purposes.

The ETR in fiscal years 2010 and 2009 were 36.9% and 73.6%, respectively.  In fiscal year 2010, we recognized a one-time charge to adjust the federal tax rate applied to the deferred balances from 34% to 35%, which was offset by wage credits.  The ETR for fiscal year 2009 included the impact of the non-deductible $23.2 million of asset impairment charges recognized for book and additional wage credits.

Other Non-GAAP Financial Measures

A reconciliation and discussion on Adjusted EBITDA is included in Item 6 Selected Financial Data.  We consider Adjusted EBITDA to be a non-GAAP financial measure that should be considered in addition to, rather than as a substitute for, net income.  We have included a discussion of this non-GAAP financial measure in our MD&A as we view it to be an important indicator of our creditworthiness.  Adjusted EBITDA is also important for understanding our financial position and providing additional information about our ability to service our long-term debt and meet our debt covenant requirements.  For the Combined fiscal year 2011, our Adjusted EBITDA was $80.4 million, an increase of $5.4 million, or 7.2%, over the Adjusted EBITDA of $75.0 million in fiscal year 2010.  This increase in Adjusted EBITDA was primarily driven by contributions from new restaurant openings and growth in comparable restaurant sales, along with improvement in labor management and general and administrative expenses, partially offset by commodity inflation.  The Adjusted EBITDA in fiscal year 2010 of $75.0 million, was an increase of $9.9 million, or 15.2%, over the Adjusted EBITDA of $ 65.1 million in fiscal year 2009.  This increase in Adjusted EBITDA was primarily driven by contributions from new restaurant openings, lower commodity costs and operational initiatives resulting in labor efficiencies at the restaurants and in general and administrative home office overhead.

Liquidity and Capital Resources

Summary

Our primary requirement for liquidity and capital is new restaurant development and debt service requirements.  Historically, our primary sources of liquidity and capital resources have been net cash provided from operating activities and operating lease financing.  Based on our current restaurant development plans, we anticipate that our cash position, our expected cash flows from operations and availability under the Senior Secured Revolving Credit Facility will be sufficient to finance our planned capital expenditures, operating activities and debt service requirements. However, our ability to fund future operating expenses and capital expenditures and our ability to make scheduled payments of interest on, to pay principal of or to refinance our indebtedness and to satisfy any other of our present or future debt obligations will depend on our future operating performance which will be affected by general economic, financial and other factors beyond our control.  As of July 31, 2011, we had $19.1 million in cash and cash equivalents and $26.3 million in available credit under our Senior Secured Revolving Credit Facility.

Consistent with many other restaurant and retail chain store operations, we utilize operating lease arrangements and sale and leaseback arrangements and believe that these financing methods provide a useful source of capital in a financially efficient manner.

Post-Transactions Liquidity

The total sources used to fund the Transactions of $628.6 million included $230.0 million of new capital contribution indirectly from the Kelso Affiliates and the Management Investors; $355.0 million from the proceeds of the Notes; and $43.6 million of cash from our balance sheet. The funds were used to repay existing indebtedness of $224.4 million; pay seller expenses of $28.5 million; pay buyer expenses (primarily debt issuance costs) of $20.0 million; with the remainder payable to our stockholders and option holders as consideration for their equity interests.

As part of the Transactions, we entered into the Senior Secured Revolving Credit Facility, which provides for up to $30.0 million of borrowings. The Senior Secured Revolving Credit Facility is available to fund working capital and for general corporate purposes. As of July 31, 2011, we had no borrowings drawn on the Senior Secured Revolving Credit Facility and $3.7 million of outstanding letters of credit resulting in available credit of $26.3 million.

The Senior Secured Revolving Credit Facility and the Indenture that governs the Senior Secured Notes contain financial and operating covenants.  The financial covenants include a maximum consolidated leverage ratio calculated as total debt outstanding divided by Adjusted EBITDA; a minimum consolidated interest coverage ratio calculated as Adjusted EBITDAR divided by the sum of interest expense and cash rent; and a maximum capital expenditure limit.  The non-financial covenants include prohibitions on our and our guarantor subsidiaries’ ability to incur certain additional indebtedness or to pay dividends.  Additionally, we are subject to the reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, as a non-accelerated filer, even if we are not specifically required to comply with such sections otherwise.  Failure to comply with these covenants constitutes a default and may lead to the acceleration of the principal amount and accrued but not paid interest on the Notes.  As of July 31, 2011, we were in compliance with all required covenants and expect to remain in compliance through fiscal year 2012.

Pre-Transactions Liquidity

In December 2006, we entered into the Predecessor credit facilities which comprised (a) a six year $138.0 million term loan and (b) a five year revolving credit facility of up to $30.0 million in revolving credit loans and letters of credit (the “Predecessor Credit Facilities”). All outstanding borrowings, plus accrued and unpaid interest, under the Prior Credit Facilities were repaid in connection with the Transactions.

We issued $80.0 million aggregate principal amount of Predecessor mezzanine notes on December 6, 2006. We added $1.4 million and $2.8 million in paid-in-kind interest to the principal balances during fiscal years 2009 and 2008, respectively. These Predecessor mezzanine notes were repaid in connection with the Transactions, including a prepayment premium and accrued and unpaid interest.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for each of the past three fiscal years:

	Combined - Successor/Immediate Predecessor	Immediate Predecessor	Immediate Predecessor
	Fiscal year ended
(in thousands)	July 31, 2011	August 1, 2010	August 2, 2009
Total cash provided by (used in):
Operating activities	$19,213	$56,400	$35,500
Investing activities	(348,218)	(15,100)	(27,039)
Financing activities	345,392	(2,158)	(1,580)
Increase in cash and cash equivalents	$16,387	$39,142	$6,881

Operating activities

Cash provided by operating activities in the Combined fiscal year 2011 was impacted by transaction related costs and a significant increase in interest expense related to the new debt structure.  Offsetting such impact was a tax benefit related to the exercise of stock options in connection with the Transactions which was recognized in the Immediate Predecessor period ended October 3, 2010.  The increase in cash provided by operating activities in fiscal year 2010 compared to fiscal year 2009 was primarily due to a shift in deferred income taxes and a decrease in income taxes receivable.

We had negative working capital of $21.0 million on July 31, 2011, positive working capital of $23.9 million on August 1, 2010 and negative working capital of $6.2 million on August 2, 2009.  Like many other restaurant companies, we are able, and expect from time to time, to operate with negative working capital.  Restaurant operations do not require significant inventories and substantially all sales are for cash or paid by third-party credit cards.

Investing activities

Cash used in investing activities increased in the Combined fiscal year 2011 compared to fiscal year 2010 due to increased capital expenditures which totaled $40.0 million from $26.4 million, respectively, and $311.6 million of costs to acquire LRI Holdings, as part of the Transactions.  The increase in capital expenditures was due to a greater number of planned new restaurant openings, timing of new restaurants under construction and the mix of owned versus leased properties.  During the Combined fiscal year 2011 and fiscal year 2010, capital expenditures were offset by sale and leaseback transactions of $3.4 million and $10.1 million, respectively.

Cash used in investing activities decreased in fiscal year 2010 compared to fiscal year 2009 due to decreased capital expenditures of $26.4 million from $27.0 million, respectively, and $10.1 million of sale and leaseback proceeds received in fiscal year 2010.  We did not enter into any sale and leaseback transactions in 2009.  Period-over-period variances in capital expenditures were due to the number and timing of new restaurants under construction and the mix of owned versus leased properties for new restaurants.

Financing activities

Cash provided by financing activities increased in the Combined fiscal year 2011 compared to fiscal year 2010 due to funding of the Transactions of $355.0 million of Notes issued by Logan’s Roadhouse, Inc., our wholly owned subsidiary, and $230.0 million of equity contributed indirectly from the Kelso Affiliates and Management Investors.  The funds were used in part to repay Immediate Predecessor principal indebtedness of $220.4 million.  Additionally, debt issuance costs of $19.2 million were incurred in order to secure the new financing.  Mandatory principal repayments on the Prior Credit Facilities were $1.4 million for each of fiscal years 2010 and 2009.

Capital Expenditures

A main component of our long-term strategy is growth by new restaurant openings.  We continually evaluate our new restaurant opening plan to determine how many restaurants we will target for opening in each year and how many will be owned, land leases or land and building leases.  Our capital expenditures for new restaurants will fluctuate by the number and structure of these openings.  Additionally, we evaluate the maintenance needed to keep our restaurants and equipment in good condition, suitable for their purposes and adequate for our current needs.  During the Combined fiscal year 2011, we invested $40.0 million in capital expenditures, including opening 15 new restaurants, remodeling certain restaurants, and upgrading our information technology systems and capabilities.  The 51.8% increase in our capital expenditures compared to the prior fiscal year was due primarily to the increased number of new restaurants.
	Combined - Successor/Immediate Predecessor	Immediate Predecessor	Immediate Predecessor
	Fiscal year ended
(in thousands)	July 31, 2011	August 1, 2010	August 2, 2009
New restaurants	$34,325	$21,459	$22,632
Existing restaurants and home office	5,709	4,908	4,407
Total capital expenditures	$40,034	$26,367	$27,039

Off Balance Sheet Arrangements

Other than operating leases, we do not have any off-balance sheet arrangements.  A summary of our operating lease obligations by fiscal year is included in the “Contractual Obligations” table below.  Additional information regarding our operating leases is available in Item 2 Properties and Note 12 of the notes to the consolidated financial statements, included in Item 15 of this Report.

Contractual Obligations

A summary of our contractual obligations and commercial commitments at July 31, 2011, is as follows:

	Payments due by period in years
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations (1)	$355,000	$-	$-	$-	$355,000
Interest (2)	233,784	38,965	78,680	77,552	38,587
Operating leases (3)	777,990	35,397	72,859	73,142	596,592
Purchase obligations (4)	13,804	13,804	-	-	-
Total	$1,380,578	$88,166	$151,539	$150,694	$990,179

(1)
Our long-term debt obligations include $355.0 million of Notes and our $30.0 million Senior Secured Revolving Credit Facility.  As of July 31, 2011, we had no borrowings drawn on the Senior Secured Revolving Credit Facility and $3.7 million of outstanding letters of credit.

(2)	Represents estimated interest payments on the Notes and costs relating to letters of credit and commitment fees under the Senior Secured Revolving Credit Facility.

(3)	Includes base lease terms and certain optional renewal periods that are included in the lease term in accordance with accounting guidance relating to leases.

(4)
Purchase obligations include commitments for the construction of new restaurants and other capital improvement projects.  Excluded are any agreements that are cancelable without significant penalty. While we have fixed price agreements relating to food costs, we do not have any material contracts in place committing us to a minimum or fixed level of purchases.

Seasonality

Our business is subject to minor seasonal fluctuations.  Historically, sales are typically lowest in the fall.  Holidays, severe weather and similar conditions may impact sales volumes seasonally in some operating regions.  Because of these factors, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

Segment Reporting

We aggregate our operations into a single reportable segment within the restaurant industry, providing similar products to similar customers, exclusively in the United States. The restaurants also possess similar pricing structures, resulting in similar long-term expected financial performance characteristics. Accordingly, no further segment reporting beyond the consolidated financial statements is presented.

Impact of Inflation

Our operating margins depend on, among other things, on our ability to anticipate and react to changes in the costs of key operating resources, including food and other raw materials, labor, energy and other supplies and services. Substantial increases in costs and expenses could impact our operating results to the extent that such increases cannot be passed along to our restaurant customers. While we have taken steps to qualify multiple suppliers and enter into fixed price agreements for many of the commodities used in our restaurant operations, there can be no assurance that future supplies and costs for such commodities will not fluctuate due to weather and other market conditions outside of our control. Certain of our commodities are not contracted and remain subject to fluctuating market prices.  Consequently, these commodities can be subject to unforeseen supply and cost fluctuations.

Our staff members are subject to various minimum wage requirements.  There have been and may be additional minimum wage increases in excess of federal minimum wage implemented in various jurisdictions in which we operate or seek to operate.  Minimum wage increases may have a material adverse effect on our labor costs. Certain operating costs, such as taxes, insurance and other outside services continue to increase with the general level of inflation or higher and may also be subject to other cost and supply fluctuations outside of our control.  While we have been able to partially offset inflation and other changes in the costs of key operating resources by gradually increasing prices for our menu items, coupled with more efficient purchasing practices, productivity improvements and greater economies of scale, there can be no assurance that we will be able to continue to do so in the future. From time to time, competitive conditions could limit our menu pricing flexibility.  In addition, macroeconomic conditions could make additional menu price increases imprudent. There can be no assurance that all future cost increases can be offset by increased menu prices or that increased menu prices will be fully absorbed by our restaurant customers without any resulting changes in their visit frequencies or purchasing patterns.  There can be no assurance that we will continue to generate increases in comparable restaurant sales in amounts sufficient to offset inflationary or other cost pressures.

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with GAAP.  The preparation of these financial statements requires us to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenues, expenses and the related disclosures.  We base our assumptions, estimates and judgments on historical experience, current trends, and other factors that management believes to be relevant at the time our consolidated financial statements are prepared.  However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

Our significant accounting policies are more fully described in Note 2 of the notes to the consolidated financial statements, included in Item 15 of this Report.  However, certain of our accounting policies that are considered critical are those that management believes are most important to the portrayal of our financial condition and operating results and require our most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  We consider the following policies to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements.

Business Combinations

We allocate the purchase price of business combinations to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values.  The excess, if any, of the purchase price over these fair values is recorded as goodwill.  Management is required to make certain estimates and assumptions in determining the fair values of assets acquired and liabilities assumed, especially with respect to intangible assets.  The significant purchased intangible assets recorded by us in connection with the Transactions include the tradename, menu, franchise agreements, favorable contracts, favorable leases, and liquor licenses.  The fair values assigned to these identified intangible assets are discussed in detail in Note 3, The Transactions, of the notes to the consolidated financial statements, included in Item 15 Exhibits and Financial Statement Schedules of this Report.

Critical estimates in valuing certain tangible and intangible assets for business combinations include:

•	Future expected cash flows related to our tradename and franchise agreements;

•	Market value of lease arrangements and expected term, including available option periods, of such leasing arrangements;

•	Assumptions likely to be used by market participants in valuing in-service restaurant-level assets;

•	Discount rates used in valuing such assets.

Other estimates associated with the accounting for business combinations may change as additional information becomes available regarding the assets acquired and liabilities assumed.

Impairment of Goodwill and Intangible Assets

We perform an impairment test of goodwill and the indefinite-lived tradename asset annually, or more frequently if indications of impairment exist.  A significant amount of judgment is involved in determining if an indicator of impairment has occurred.  Such indicators may include:  a significant decline in our expected future cash flows; a significant decline in Adjusted EBITDA, a significant adverse change in legalities or in the business climate; unanticipated competition; and slower growth rates. Any adverse changes in these factors could have a significant impact on the recoverability of these assets and could have a material impact on our consolidated financial statements.

The goodwill impairment test involves a two-step process.  The first step is a comparison of the fair value of goodwill to the carrying value.  We primarily use the income approach method of valuation that includes the discounted cash flow method and the market approach method, which estimates fair value by applying cash flow and sales multiples to the company’s operating performance, as well as other generally accepted valuation methodologies to determine the fair value.  The multiples are derived from comparable publicly traded companies with similar operating and investment characteristics of the company.  Significant assumptions in the valuation include new unit growth, future trends in sales, profitability, changes in working capital along with an appropriate discount rate.

If the fair value of the goodwill is higher than its carrying value, goodwill is deemed not to be impaired, and no further testing is required.  If the carrying value of the goodwill is higher than its fair value, then the second step must be performed to measure the amount of impairment loss.  The amount of impairment is determined by comparing the implied fair value of the goodwill to the carrying value of the goodwill in the same manner as if the company was being acquired in a business combination.  Thus we would allocate the fair value to all of the assets and liabilities of the Company, including any unrecognized intangible assets in a hypothetical analysis that would calculate the implied fair value of goodwill.  If the implied fair value of goodwill is less than the recorded goodwill, we would record an impairment loss for the difference.

As of July 31, 2011, our goodwill was $331.8 million resulting from the Transactions on October 4, 2010.  Due to the timing of the Transactions, management evaluated and determined there were no significant changes or events that would have resulted in a material change to the amount and therefore no goodwill test was deemed to be necessary subsequent to the Transactions for the fiscal year ended on July 31, 2011.  However, future declines in market conditions and the actual future performance of our company could negatively impact the results of future impairment tests.

In the annual impairment test of the indefinite-lived tradename intangible asset, we primarily use the relief from royalty method under the income approach method of valuation. Significant assumptions include growth assumptions, future trends in sales, a royalty rate and appropriate discount rate.  Future changes in assumptions used may require us to record material impairment charges for the tradename.

Our definite-lived intangible assets are amortized utilizing a straight-line basis over their estimated useful lives and are tested for impairment when events or circumstances indicate the carrying value may be impaired.

Insurance Reserves

We self-insure a significant portion of expected losses under our workers’ compensation, general liability, employee health and property insurance programs. We have purchased insurance for individual claims that exceed certain deductible limits as well as aggregate limits above certain risk thresholds. We record a liability for our estimated exposure for aggregate incurred but unpaid losses below these limits.

When estimating our self-insured liabilities, we consider a number of factors, including historical claims experience, demographic factors, severity factors and valuations provided by independent third-party actuaries.  Periodically, we review our assumptions and the valuations provided by independent third-party actuaries to determine the adequacy of our self-insured liabilities.  Unanticipated changes in these factors may produce materially different amounts of reported expense under these programs.

Impairment of Long-Lived Assets

We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset or group of assets to the estimated undiscounted future identifiable cash flows expected to be generated by those assets. Identifiable cash flows are measured at the lowest level where they are essentially independent of cash flows of other groups of assets and liabilities, generally at the restaurant level. If the carrying amount of an asset or group of assets exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset.  Fair value is determined based on an assessment of individual site characteristics and local real estate market conditions along with estimates of future cash flows.

Restaurant sites and certain other assets to be disposed of are reported at the lower of their carrying amount or fair value, less estimated costs to sell. Restaurant sites and certain other assets to be disposed of are included in assets held for sale within prepaid expenses and other current assets in our consolidated balance sheets when certain criteria are met. These criteria include the requirement that the likelihood of disposing of these assets within one year is probable.  Assets whose disposal is not probable within one year remain in land, buildings and equipment until their disposal within one year is probable.

Leases

We lease a substantial number of our restaurant properties.  We have ground leases, ground plus building leases and office space leases that are recorded as operating leases, most of which contain rent escalation clauses and rent holiday periods.  In accordance with applicable accounting guidance, rent expense under our operating leases is recognized on a straight-line basis over the shorter of the useful life, or the related lease life including probable renewal periods. The difference in the straight-line expense in any year and amounts payable under the leases during that year is recorded as deferred rent liability. We use a lease life that begins on the date that we become legally obligated under the lease and extends through renewal periods that can be exercised at our option, when it is probable at the inception of the lease that we will exercise the renewal option.

Our judgments related to the probable term for each restaurant affect the classification and accounting for leases as capital versus operating, the rent holidays and escalation in payments that are included in the calculated straight-line rent and the term over which leasehold improvements for each restaurant facility are amortized.  These judgments may produce materially different amounts of depreciation, amortization and rent expense than would be reported if different assumed lease terms were used.

Some of our leases provide for contingent rent, which is determined as a percentage of sales in excess of specified minimum sales levels. We recognize contingent rent expense prior to the achievement of the specified sales target that triggers the contingent rent, provided achievement of the sales target is considered probable.

Occasionally, we are responsible for the construction of leased restaurant locations and for paying project costs that may be in excess of an agreed upon amount with the landlord. Applicable accounting guidance requires us to be considered the owner of these types of projects during the construction period.

Share-based compensation

Stock options are granted with an exercise price equal to or greater than the fair market value of the underlying stock on the date of grant. Because there is no public market for LRI Holdings or RHI shares, fair market value is set based on the good-faith determination of the board of directors. The grant date fair values have been determined utilizing the Black-Scholes option pricing model.  We recognize expense on time-based options but not performance-based options, because they are contingent on a change in control which is not considered probable.  Stock option compensation expense has been calculated following applicable accounting guidance.

Income Taxes

We estimate certain components of our provision for income taxes.  These estimates include, among other items, depreciation and amortization expense allowable for tax purposes, allowable tax credits for items such as taxes paid on reported employee tip income, effective rates for state and local income taxes and the tax deductibility of certain other items.  We adjust our annual effective income tax rate as additional information on outcomes or events become available.

We account for income taxes pursuant to applicable accounting guidance which requires recognition of deferred tax assets and liabilities for the expected future income tax consequences of transactions that have been included in our financial statements. Under this method, deferred tax assets and liabilities are determined based on the tax affected differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by valuation allowances, which represent the estimated amount of deferred tax assets that may not be realized based upon estimated future taxable income. Future taxable income, reversals of temporary differences, available carry back periods, and changes in tax laws could affect these estimates. Employer tax credits for FICA taxes paid on employee tip income are accounted for by the flow-through method.

We recognize a tax position in our financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities that have full knowledge of all relevant information. A recognized tax position is then measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement.

Unredeemed Gift Cards

Gift card revenue generally is recognized as the cards are redeemed, or estimated never to be redeemed, over the historical redemption period as described below. Unredeemed gift cards represent a liability related to unearned income and are recorded at their expected redemption value.  We make estimates of the ultimate unredeemed gift cards in the period of the original sale and reduce our liability and record revenue accordingly. These estimates are determined based on our redemption history and trends and are amortized over the historical redemption period based upon our monthly redemption rates. Changes in redemption behavior or management’s judgments regarding redemption trends in the future may produce materially different amounts of deferred revenue to be reported. If gift cards that have been removed from the liability are later redeemed, we recognize revenue and reduce the liability as we would with any redemption.  We update our estimate of our redemption rates periodically.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance which required additional disclosure of the amounts and reasons for significant transfers in and out of Level 1 and Level 2 in the fair value hierarchy.  This guidance also clarified existing disclosure requirements by defining the level of disaggregation of instruments into classes as well as additional disclosure around the valuation techniques and inputs used to measure fair value.  In addition, this guidance also requires a reporting entity to disclose purchases, sales, issuances and settlements in the roll forward of activity for instruments categorized as Level 3 in the fair value hierarchy.  The majority of the requirements in this guidance became effective for interim and annual periods beginning after December 15, 2009 (our fiscal 2010 third quarter).  Requirements for the disclosure of the roll forward of activities for Level 3 fair value measurements, were effective for annual and interim periods beginning after December 15, 2010 (our fiscal 2011 third quarter).  The adoption of this guidance did not have a material impact on our consolidated financial statements.

In May 2011, the FASB issued fair value guidance that changed the wording used in the existing guidance to better align GAAP with International Financial Reporting Standards (“IFRS”).  In addition, this guidance clarifies the FASB’s intent on various aspects of the fair value guidance and requires increased disclosure of quantitative information about unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy.  This guidance is effective for interim and annual periods beginning after December 15, 2011 (our fiscal 2012 third quarter) and should be applied prospectively.  We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In June 2011, the FASB issued guidance regarding the presentation of other comprehensive income which requires a reporting entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  This guidance eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity.  The guidance is intended to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 (our fiscal 2013 first quarter) and should be applied retrospectively.  We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In addition to the risks inherent in our operations, we are exposed to certain market risks, including adverse changes in commodity prices and interest rates.

Commodity price risk

Many of the ingredients used in the products sold in our restaurants are commodities subject to price volatility caused by limited supply, weather, production problems, delivery difficulties, economic factors, and other conditions which are outside our control and may be unpredictable.  In order to minimize risk, we employ various purchasing and pricing techniques including negotiating fixed price contracts with vendors, generally over one year periods, and securing supply contracts with vendors that remain subject to fluctuating market prices.  We do not currently utilize financial instruments to hedge commodity prices, but we will continue to evaluate their effectiveness.

Four food categories (beef, produce, seafood and chicken) account for the largest share of our cost of goods sold (at 31%, 11%, 9% and 8%, respectively in fiscal year 2011).  Other categories affected by commodity price fluctuations, such as pork, cheese and dairy, may each account for 4-6%, individually, of our purchases.  We will continue to monitor the commodity markets and may enter into additional fixed price contracts depending on market conditions.

We recognize that commodity pricing may be extremely volatile and can change unpredictably and over short periods.  Changes in commodity prices would generally affect us and our competitors similarly, depending upon the terms and duration of supply contracts.  In many cases, or over the longer term, we believe we will be able to pass through some or all of the increased commodity costs by adjusting menu pricing.  However, competitive circumstances or judgments about consumer acceptance of price increases, may limit price flexibility and, in those circumstances, increases in commodity prices may have an adverse affect on restaurant operating margins.

We are subject to additional risk due to our reliance on single suppliers for many of our commodity purchases, including beef.  However, our menu items are based on generally available products, and if any existing suppliers fail, or are unable, to deliver in quantities we require, we believe that there are sufficient alternative suppliers in the marketplace so that our sources of supply can be replaced as necessary.  Although, we believe the supply could be replaced by alternative suppliers, we may encounter temporary supply shortages or incur higher supply costs which could have an adverse affect on our results of operations.

Interest rate risk

We are subject to interest rate risk in connection with borrowings under the Senior Secured Revolving Credit Facility, which bears interest at variable rates.  As of July 31, 2011, we have not drawn on our Senior Secured Revolving Credit Facility.  Accordingly we had no exposure to interest rate fluctuations.  There is no interest rate risk associated with our Senior Secured Notes, as the interest rate is fixed at 10.75% per annum.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s consolidated financial statements, together with the related notes and the report of independent registered accounting firm, are set forth in Item 15, Exhibits and Financial Statement Schedules, of this Report.

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS OF ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A—CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, have evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of July 31, 2011.

Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

     This annual report does not include either a report on management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the SEC for new reporting companies or an attestation report of the Company’s registered public accounting firm due to an exemption established by rules of the SEC for non-accelerated filers. Our management and independent registered public accounting firm did not perform an evaluation of our internal control over financial reporting as of July 31, 2011 in accordance with the provisions of the Sarbanes-Oxley Act of 2002. Had we and our independent registered public accounting firm performed an evaluation of our control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act of 2002, additional control deficiencies may have been identified by management or our independent registered public accounting firm and those control deficiencies could have also represented one or more material weaknesses.

ITEM 9B—OTHER INFORMATION

None.

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding our directors and executive officers as of July 31, 2011:

Name	Age	Title(s)
G. Thomas Vogel	47	President, Chief Executive Officer and Director
Amy L. Bertauski	41	Chief Financial Officer and Treasurer
Robert R. Effner	46	Chief Development Officer and Secretary
Stephen R. Anderson	48	Senior Vice President of Marketing, Food & Beverage
James B. Kuehnhold	49	Senior Vice President of Operations
Paul S. Pendleton	50	Senior Vice President of Operations
Scott E. Dever	43	Senior Vice President of Information Systems
Lynne D. Wildman	42	Vice President of Purchasing
David Cavallin	44	Vice President of Finance
Philip E. Berney	47	Director
Stephen C. Dutton	29	Director
Michael P. O’Donnell	55	Director
Stanley de J. Osborne	40	Director

Executive Officers

G. Thomas Vogel has served as our President and Chief Executive Officer since July 2006 and as a member of our board of directors since December 2006 and chairman of the board since December 2010. Mr. Vogel joined Logan’s Roadhouse in August 2003 as President and Chief Operating Officer. Before joining Logan’s Roadhouse, he spent 12 years at Darden Restaurants, Inc., where he held positions in operations, concept development, food and beverage and marketing. While with Darden Restaurants, Mr. Vogel served as the Senior Vice President of Operations for the Southeast Division of Red Lobster. He has 24 years of experience in the restaurant industry and has earned awards for innovation and sales excellence. Mr. Vogel holds a B.B.A. in Hotel and Restaurant Management from the University of Central Florida and an M.B.A. from the University of Florida. Mr. Vogel’s qualifications to serve on our board of directors include his knowledge of our Company and the restaurant industry and his years of leadership at our company.

Amy L. Bertauski has served as our Chief Financial Officer since December 2006. Ms. Bertauski has responsibility for all aspects of finance, accounting, treasury, information technology, benefits and risk management. She joined Logan’s Roadhouse in May 2000 as the Director of Accounting. Ms. Bertauski was promoted to Vice President of Accounting in August 2004 and to Senior Vice President of Accounting & Finance and Principal Accounting Officer in August 2006. Prior to joining Logan’s Roadhouse, Ms. Bertauski worked for two years with Applebee’s International as the Manager of Corporate Accounting and for three years at Rio Bravo as an Accounting Manager. In addition to 15 years of restaurant industry experience, Ms. Bertauski also worked for four years with Arthur Andersen in their audit practice. Ms. Bertauski holds a B.S. in Accounting from the University of Illinois.

Robert R. Effner has served as our Chief Development Officer since December 2010. He is responsible for real estate, design and construction, human resources, facilities, franchise relations, and new restaurant operations. He joined Logan’s Roadhouse in December 2003 as our Vice President of Concept Development and was promoted to Senior Vice President of Development and Operations Innovation in August 2005. Prior to joining Logan’s Roadhouse, he spent 20 years at Darden Restaurants, Inc., where he held positions at Red Lobster in operations, training, strategic planning, operations development, prototype development, and concept development. His work has received the Brand Reinvention Award from Chain Store Age and the Successful Settings Award from Nations Restaurant News.

Stephen R. Anderson has served as our Senior Vice President of Marketing, Food & Beverage since August 2008. Mr. Anderson joined Logan’s Roadhouse as Senior Director of Menu & Culinary Innovation in October 2003. Before joining Logan’s Roadhouse, Mr. Anderson worked in marketing for Red Lobster as the Director of Product Development and Corporate Executive Chef. He has also served as executive chef at several independent restaurants and worked for the Harvey Hotel Corporation in Dallas, Texas. He has spent over 31 years in the restaurant business and has won several industry awards, including the 1999 and 2005 MenuMasters Awards for Best Menu Revamp and the 2002 MenuMasters Award for Chef on the Rise/Innovator from Nation’s Restaurant News. He was also recognized by Restaurant Business magazine as the 2001 Menu Strategist of the Year and the 2001 Menu Strategist for casual dining chefs. Mr. Anderson holds a B.S. in Hotel Administration from Cornell University and an M.B.A. from the University of Florida.

James B. Kuehnhold is a Senior Vice President of Operations and is responsible for all aspects of day-to-day operations for the markets and regional managers he oversees. Mr. Kuehnhold joined Logan’s Roadhouse in July 2001 and has over 30 years experience in the restaurant industry. Prior to joining Logan’s Roadhouse, Mr. Kuehnhold was with Romano’s Macaroni Grill as a Regional Manager. In addition, Mr. Kuehnhold was with Olive Garden for five years where he served as Regional Manager. He also worked with Chevy’s/Rio Bravo for five years as a Director of Operations, overseeing both concepts.

Paul S. Pendleton is a Senior Vice President of Operations and is responsible for all aspects of day-to-day operations for the markets and regional managers he oversees. Mr. Pendleton joined Logan’s Roadhouse in April 1999. Mr. Pendleton has over 30 years experience in the restaurant industry with 20 years of multi-unit restaurant experience, including as Director of Operations for Cucina! Presto!. He was also a Regional Manager with The Cooker Bar and Grille and began his restaurant career with Houston’s. Mr. Pendleton holds a B.S. in Hotel Restaurant and Travel Administration with a concentration in Food and Natural Resources from the University of Massachusetts.

Scott E. Dever has served as the Senior Vice President of Information Systems since July 2011.  He is responsible for all technology areas including:  point of sale systems, networking and infrastructure, development and telecommunications.  He joined Logan’s Roadhouse in March of 1998 as MIS Manager and was promoted to Vice President of Information Systems in 2003.  Prior to joining Logan’s Roadhouse, he was employed by Restaurant Management Group, Inc. and has over 20 years of restaurant industry experience including positions in operations and IT consulting.  His work helped Logan’s Roadhouse win the Nation’s Restaurant News Technology Innovation award for the casual dining segment in 2001 and again in 2006.

Lynne D. Wildman is Vice President of Purchasing and is responsible for all aspects of Logan’s supply chain management. Ms. Wildman joined Logan’s Roadhouse in November 2005. She has over 18 years of commodity, restaurant purchasing and distribution experience. Prior to joining Logan’s Roadhouse, Ms. Wildman was Vice President of Purchasing for ARCOP, where she was a key player in all aspects of purchasing for Arby’s Purchasing Cooperative. Before ARCOP, she served in key management and leadership roles with Darden Restaurants, Inc. for almost eight years. She has also held strategic purchasing and development positions with YUM! Brands as well as Cargill. Ms. Wildman holds a B.A. and M.A. in Agricultural Economics from the University of Illinois.

David Cavallin is Vice President of Finance and is responsible for Logan’s financial planning and analysis and operations analysis functions.  Mr. Cavallin joined Logan’s Roadhouse in June 2004 and has 19 years of restaurant finance experience. Prior to joining Logan’s Roadhouse, Mr. Cavallin held various finance positions at Darden Restaurants starting from 1992 to 2004, most recently as Director of Planning and Analysis.  Prior to his restaurant industry experience, Mr. Cavallin was a Chartered Accountant and worked with Ernst & Young for three years in their audit practice.  Mr. Cavallin holds a Bachelor of Commerce degree and Graduate Diploma in Public Accountancy, both from McGill University in Montreal, Canada.

Our executive officers are appointed by our board of directors and serve until their successors have been duly elected and qualified or their earlier resignation or removal. There are no family relationships among any of our directors or executive officers.

Board of Directors

Our board of directors is comprised of five members, including Mr. Vogel and the individuals named below.

Philip E. Berney has served as a member of the board of directors since the consummation of the Transactions and is a Managing Director at Kelso & Company, L.P. Prior to joining Kelso in 1999, he was a Senior Managing Director and Head of the High Yield Capital Markets group at Bear, Stearns & Co. Inc. Previously, he worked in High Yield Finance at The First Boston Corporation. Mr. Berney received a B.S. in Business Administration from the University of North Carolina at Chapel Hill, where he was a Morehead Scholar. He is a director of Audio Visual Services Corporation, CCS Corporation, Cronos Ltd, Custom Building Products, Inc., DS Waters of America, Inc., iGPS Company LLC and Wilton Re Holdings Limited. Mr. Berney was a director of Cambridge Display Technology, Inc., Del Laboratories, Inc. and Eagle Bulk Shipping, Inc. Mr. Berney brings to our board of directors extensive experience in corporate strategy and business development and his knowledge gained from service on the boards of various public and private companies.

Stephen C. Dutton has served as a member of the board of directors since the consummation of the Transactions and is a Vice President at Kelso & Company, L.P. Prior to joining Kelso in 2006, he worked in the investment banking division of Bear, Stearns & Co. Inc. Mr. Dutton received a B.S. in Commerce with distinction from the McIntire School of Commerce at the University of Virginia. He is a director of iGPS Company LLC. Mr. Dutton’s qualifications to serve on our board of directors include his extensive experience in finance and management.

Michael P. O’Donnell has served as a member of our board of directors since June 2007. Mr. O’Donnell is currently President and CEO of Ruth’s Hospitality Group, a publicly traded restaurant group where he is responsible for the overall strategic and operational direction of the company. In addition to the board of Ruth’s Hospitality Group, Inc., Mr. O’Donnell is also a Director of Cosi, Inc. and Sbarro, Inc. Mr. O’Donnell has previously served as the Chief Executive Officer, President and Chairman of the Board of Champps Entertainment, Inc. from March 2005 to November 2007 and as Chief Executive Officer and Director of Sbarro, Inc. from September 2003 to March 2005. Prior to that, Mr. O’Donnell held the position of President and Chief Executive Officer of New Business at Outback Steakhouse, Inc. As a result of these and other professional experiences, Mr. O’Donnell brings to the board the knowledge, qualifications and leadership skills that come from 30 years of experience in the restaurant industry, including significant experience at the senior executive and board level in both the bar & grill and steakhouse segments. Mr. O’Donnell received his B.A. in English from Rollins College.

Stanley de J. Osborne has served as a member of the board of directors since the consummation of the Transactions and is a Managing Director at Kelso & Company, L.P. Prior to joining Kelso in 1998, Mr. Osborne was an Associate at Summit Partners. Previously, Mr. Osborne was an Associate in the Private Equity Group and an Analyst in the Financial Institutions Group at J.P. Morgan & Co. He received a B.A. in Government from Dartmouth College. Mr. Osborne is a director of Custom Building Products, Inc., Global Geophysical Services, Inc., Hunt Marcellus, LLC and Traxys S.a.r.l. Mr. Osborne was a director of CVR Partners, L.P., CVR Energy, Inc. and Shelter Bay Energy, Inc. Mr. Osborne’s qualifications to serve on our board of directors include his extensive experience in corporate finance, business strategy and corporate development and his knowledge gained from service on the boards of various public and private companies.

Corporate Governance

Board Composition

Our board of directors currently consists of five members, all of whom were elected as directors in accordance with the board composition provisions of the Stockholders Agreement. The Stockholders Agreement entitles the Kelso Affiliates to nominate all members of the board of directors of Roadhouse Holding which, in turn, nominates each of the boards of directors of LRI Holdings and Logan’s Roadhouse, Inc. The Stockholders Agreement also provides that our Chief Executive Officer will be a member of the board of directors of Roadhouse Holding.  Thus the board of directors has determined that it is not necessary for us to have a Nominating committee or committee performing similar functions.  The board of directors does not have a policy with regard to the consideration of any director candidates recommended by our debt holders or other parties.

Under our amended and restated certificate of incorporation, our boards of directors shall consist of such number of directors as determined from time to time by resolution adopted by a majority of the total number of directors then in office, subject to approval by the board of directors of Roadhouse Holding. Any additional directorships resulting from an increase in the number of directors may be filled by the directors then in office. The term of office for each director will be until the earlier of the election and qualification of his or her successor, or his or her death, resignation or removal.

Committees of the Board of Directors

LRI Holdings has established a compensation committee and an audit committee which both report to its board of directors as they deem appropriate, and as the board requests.

Our compensation committee is responsible for, among other matters: (a) reviewing and approving the compensation and benefits of our officers, directors and consultants; (b) reviewing and approving employment agreements and other similar arrangements between us and our executive officers; and (c) authorizing, ratifying and administering our employee benefit plans, including our stock option plans and other incentive compensation plans. The members of our compensation committee are Philip E. Berney, Stanley de J. Osborne and G. Thomas Vogel, chairperson, none of whom are “independent” as such term is defined by corporate governance standards.

Our audit committee operates under a written charter adopted by the board of directors and  is responsible for, among its other duties and responsibilities: (a) overseeing our accounting and financial reporting processes; (b) assisting with our legal and regulatory compliance; (c) the audits of our financial statements; (d) the qualifications and independence of our independent registered public accounting firm; and (e) the performance of our independent registered public accounting firm. The members of our audit committee are Stanley de J. Osborne, chairperson, and Stephen C. Dutton, neither of whom is “independent” as such term is defined by corporate governance standards.  The board of directors has determined that no member of the audit committee is a “financial expert” within the meaning of applicable SEC rules.

Compensation Committee Interlocks and Insider Participation

G. Thomas Vogel is a member of LRI Holdings’ compensation committee and serves as our President and Chief Executive Officer. No other member of LRI Holdings’ compensation committee was an officer or employee during the last fiscal year, a former officer of LRI Holdings or Logan’s Roadhouse, Inc. or had any relationship requiring disclosure under Item 404 of Regulation S-K.

Code of Ethics

We have adopted a written code of ethics that applies to our senior financial officers, including our chief executive officer and chief financial officer of LRI Holdings and its subsidiaries.  The code of ethics is included as an exhibit to this Report as required by Item 406(b) of Regulation S-K.  We will satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding any amendment to, or waiver from, any applicable provision (relating to elements listed under Item 406(b) of Regulations S-K) of the code of ethics by posting such information on our website at www.logansroadhouse.com.

Section 16(a) Beneficial Ownership Reporting Compliance

As the Company does not have a class of equity securities registered pursuant to Section 12 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), none of its directors, officers or stockholders were subject to reporting requirements of Section 16(a) of the Exchange Act during the fiscal year ended July 31, 2011.

ITEM 11—EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Introduction

This compensation discussion and analysis provides information about the material elements of compensation that are paid, awarded to, or earned by, our “named executive officers”, who consist of our principal executive officer, principal financial officer and our three other most highly compensated executive officers, for fiscal year 2011:

•	G. Thomas Vogel, President, Chief Executive Officer and Chairman of the Board of Directors;
•	Amy L. Bertauski, Chief Financial Officer
•	Robert R. Effner, Chief Development Officer
•	Stephen R. Anderson, Senior Vice President of Marketing, Food & Beverage; and
•	David Cavallin, Vice President of Finance

During fiscal year 2011, we were acquired by the Kelso Affiliates and the Management Investors as part of the Transactions. Following the Transactions, we became an indirect subsidiary of Roadhouse Holding, a company controlled by the Kelso Affiliates.  See Note 3—The Transactions, included in the consolidated financial statements in Item 15—Exhibits and Financial Statement Schedules for a discussion of the Transactions. The principal changes made during fiscal year 2011 as a result of the Transactions were the following:

•
we entered into an amended and restated employment agreement with our President and Chief Executive Officer which modifies the definitions of “Good Reason” and “Cause”, and made certain other technical and clarifying changes (See “Executive Compensation— Narrative Disclosure to Summary Compensation Table and Grant of Plan-Based Awards Table”);

•	existing granted options vested in connection with the Transactions and were paid at a per share price of $216.27; and
•
we adopted a new equity program which provides for the granting of performance- and time-vested stock options to our executive officers, key employees and directors. See “Elements of Compensation — Long-Term Equity-Based Compensation-After the Transactions.”

Role of the Compensation Committee

The role of our compensation committee is to assist our board of directors in the discharge of its responsibilities relating to our executive compensation program. Our compensation committee is responsible for establishing and administering our policies governing the compensation for our executive officers, including determining base salaries, cash incentive awards and equity incentive compensation.  Prior to the Transactions, our compensation committee also considered the recommendations of our President and Chief Executive Officer when determining the appropriate levels of compensation for each of our executive officers, including our named executive officers.  Since the Transactions, our President and Chief Executive Officer is a member of our compensation committee. However, our President and Chief Executive Officer does not make recommendations on his own compensation either as a member of the compensation committee or otherwise.

The Roadhouse Holding Stockholders’ Agreement entered into in connection with the Transactions required that the composition of our board of directors and compensation committee be changed. Prior to the Transactions, our board of directors consisted of G. Thomas Vogel, Thomas D. Barber, Edward P. Grace III, Michael K. Hooks, Michael P. O’Donnell, Jacob A. Organek and Harold O. Rosser and our compensation committee consisted of Messrs. Hooks and Rosser. Effective after the Transactions, the members of our board of directors became Philip E. Berney, Stephen C. Dutton, Michael P. O’Donnell, Stanley de J. Osborne and G. Thomas Vogel, and Messrs. Berney, Osborne and Vogel became members of the compensation committee.

Compensation Philosophy and Objectives

We have designed our executive compensation program to help attract and retain talented individuals to manage and operate all aspects of our business, to reward those individuals based on corporate results, and to align their interests with those of our stockholders.  We also intend for our executive compensation program to make us competitive within the restaurant and foodservice industry, where there is significant competition for talented leaders who possess the skills and experience to build and deliver on long-term value creation.  We seek to apply a consistent philosophy to compensation for all executive officers.

We believe that the compensation of our executive officers should incentivize them to focus on the achievement of both short- and long-term business objectives and strategies. In that regard, we have strived to create an executive compensation program that balances short-term versus long-term payments and awards, cash payments versus equity-based awards and fixed versus contingent payments and awards in ways that we believe are most appropriate to motivate our executive officers. Our executive compensation program is designed to:

•	attract and retain talented and experienced executives in our industry;
•	reward executives whose knowledge, skills and performance are critical to our success;
•	align the interests of our executive officers and stockholders by motivating executive officers to increase stockholder value and rewarding executive officers when stockholder value increases;
•	motivate the executive management team by recognizing the contributions each executive makes to our success;
•	foster a shared commitment among executives by aligning their individual objectives with the interests of the executive management team and our company; and
•	compensate our executives in a manner that incentivizes them to manage our business to meet our long-range objectives.

A significant portion of the compensation of our named executive officers has historically consisted of cash incentive compensation and equity-based compensation contingent upon the achievement of financial and operational performance metrics. These two elements of executive compensation are aligned with the interests of our stockholders because the amount of compensation ultimately received will vary with our financial performance. Payment of cash incentives is dependent on our achievement of pre-determined financial objectives. Equity-based compensation derives its value from our equity value, which is likely to fluctuate based on our financial performance.

In addition, both long and short-term incentives can address the challenges to retention.  Long-term incentives balance the emphasis on long-term versus short-term business objectives and reinforce that one should not be achieved at the expense of the other. We believe our new long-term equity incentive program and our current annual cash incentives help to further our compensation objectives, including retaining high-performing, experienced executives whose interests are strongly aligned with our stockholders. The combination of performance components and vesting over time help to ensure that the value received by executives depends on our strong performance over time. See “Elements of Compensation—Cash Incentive Awards—Long-Term Equity-Based Compensation— After the Transactions.”

Competitive Analysis

For the fiscal year 2011 compensation analysis, the head of our human resources department compiled executive compensation data from the Chain Restaurant Compensation Association Compensation Survey (the “CRCA Survey”) to assist with the assessment of our compensation programs. The CRCA Survey includes data from approximately 170 restaurant concepts, including the average base salary and short-term incentive compensation provided to executive officers who are in a group of companies pooled together by annual revenues. The names of the companies included in these revenue groups are not disclosed in the CRCA Survey. Our use of the CRCA Survey is limited to our review of the compensation data for the group of unidentified companies with gross annual revenues comparable to us, which were between $350 million and $999.9 million.

We do not have any input into the restaurant companies that are included in the survey. The CRCA survey was chosen because it is our industry’s primary source of compensation and benefit information on quick-service and broader chain restaurants and the companies in it represent companies with which we compete for executive talent. We share many criteria with many companies in the survey, including but not limited to annual revenues, similar geographic locations, workforce demographic, company culture and financial performance.

The compensation of each of the named executive officers was compared to the average compensation of executives with comparable positions and job responsibilities at companies in the applicable revenue group. The compensation components reviewed for each position were base salary and annual cash incentive awards, both individually and in the aggregate. The CRCA Survey data was used to assess competitive levels of compensation for our named executive officers. The Chief Executive Officer considered the CRCA Survey data and made recommendations to the compensation committee who considered this along with other factors described below, in setting both the individual compensation components and the total pay of each of our named executive officers, as described below.

Compensation Decision-Making Process

In fiscal year 2011, we remain a privately-held company. As a result, we have not been subject to any stock exchange listing or SEC rules requiring a majority of our board of directors to be independent or relating to the formation and functioning of the various board committees. We have had a compensation committee since 2007.

We entered into an employment agreement with our President and Chief Executive Officer in December 2006, which was amended and restated on March 23, 2011. The employment agreement sets forth many of the terms of his compensation. We do not currently have employment agreements with any other named executive officer. See “Executive Compensation—Narrative Disclosure to Summary Compensation Table and Grant of Plan-Based Awards Table.”

Compensation of our named executive officers has historically been highly individualized, resulting from independent negotiations between us and such individuals and based on a variety of factors considered at the time of the applicable compensation decisions, including our financial condition and available resources, the need for a particular position to be filled, the skills and experience required for a particular job, the job responsibilities and the length of service of the named executive officer, the individual performance of the named executive officer, and comparisons to the compensation levels of our other executives and with an understanding of competitive market practice. We take these factors into account in seeking to set compensation at levels that will retain and motivate our named executive officers to achieve superior levels of performance.

In addition to the CRCA Survey described above, we also informally consider the competitive market for corresponding positions within comparable geographic areas and companies of similar size and stage of development operating in the restaurant and foodservice industry. This informal consideration is based on the general knowledge possessed by our President and Chief Executive Officer regarding the compensation provided to certain executive officers of other companies in our industry through informal discussions with recruiting firms, general research and review of third party survey data, as well as through informal benchmarking against his personal knowledge of the competitive market.

Historically, our President and Chief Executive Officer and our compensation committee, and, in the case of our President and Chief Executive Officer, our board of directors, has reviewed the performance of each of our named executive officers on an annual basis, typically in connection with our spring board and committee meetings. Our President and Chief Executive Officer, based on his experience and his evaluation of our executives, recommends compensation levels for our named executive officers, other than himself, to our compensation committee for its review and approval.

We have not retained a compensation consultant to assist in determining or recommending the amount or form of executive compensation. The compensation committee may elect in the future to retain a compensation consultant if it determines that doing so would assist it in implementing and maintaining our compensation programs.

Elements of Compensation

Our fiscal year 2011 executive compensation program, which was set by our board of directors, in consultation with our compensation committee and our President and Chief Executive Officer, consisted of the following components:

•	base salary;
•	annual cash incentive awards linked to corporate performance;
•	grants of long-term equity-based compensation, in the form of time and performance based stock options; and
•	customary benefits.

In connection with the Transactions, all outstanding stock options vested and were cashed out.  We adopted the Roadhouse Holding Inc. Stock Incentive Plan (the “2011 Plan”) effective January 18, 2011. Under the new long-term equity incentive program, both performance and time-vesting stock options were granted during fiscal year 2011.  See “Elements of Compensation—Long-Term Equity-Based Compensation— After the Transactions” and “Executive Compensation— Roadhouse Holding Stock Incentive Plan (2011 Plan).”

Executive compensation includes both fixed components (base salary and benefits) and variable or “at-risk” components (annual incentive and performance-based options and since the Transactions, time-vesting options). Each component is linked to one or more of the strategic objectives listed above. The fixed components of compensation are designed to be competitive in order to induce talented executives to join and remain with our company. Revisions to the fixed components of compensation occur infrequently aside from our annual salary review. Salary increases are, in part, designed to reward executives for their management activities during the year and to maintain their level of income with respect to cost of living increases.

The variable compensation related to the annual cash incentive award program is tied to the achievement of our annual financial objectives and is designed so that above average performance is rewarded with above average payouts. Target cash incentive award levels, as a percentage of base salary, are set when the executive is hired and generally relate to his or her scope of responsibility, with revisions typically occurring upon promotions or substantial increases to the executive’s scope of responsibility. Although target cash incentive award levels, as a percentage of base salary, generally do not change, executives have the opportunity to earn cash incentive award payments above the target amount for the year based upon our overall financial performance. Our cash incentive award policy is designed to align each executive’s annual objectives for their respective area of responsibility with the financial goals of the entire business, as set by our board of directors.

The other material element of variable compensation is stock option grants. Historically, these grants were awarded in the form of performance-based options to purchase LRI Holdings Class A common stock pursuant to the LRI Holdings, Inc. Option Plan (the “2007 Plan”). In connection with the Transactions, all stock options held by our employees, including our named executive officers, vested and were exercised and the common stock was canceled in exchange for proceeds from the Transactions. Following the Transactions, we made grants to our employees of options to purchase shares of Roadhouse Holding common stock (both performance- and time-based), pursuant to the 2011 Plan. See “Elements of Compensation—Long-Term Equity-Based Compensation—After the Transactions” and “Executive Compensation—Roadhouse Holding Stock Incentive Plan (2011 Plan).” We have not typically made annual grants of stock options. These grants have no public market and no opportunity for liquidity, making them inherently long-term compensation. These awards are used to motivate executives to individually and collectively build long-term stockholder value that might in the future create a liquid market opportunity.

Base Salary

Base salary is designed to provide our executive officers with steady cash flow during the course of the fiscal year that is not contingent on short-term variations in our corporate performance.

Base salaries are reviewed each year by our compensation committee and our President and Chief Executive Officer to ensure that salary levels remain appropriate and competitive, and salary increases typically take effect at the beginning of each fiscal year, unless business circumstances require otherwise. Our compensation committee and/or board of directors reviews the performance of all executive officers, and based on this review and their consideration of the competitive market data, as described above, sets the salary level for each executive officer for the coming year.

Mr. Vogel’s employment agreement, as in effect during fiscal year 2011, sets forth his initial annual salary of $400,000 in 2006 and provides for salary increases from time to time at the sole discretion of our board of directors. As part of our annual review process, in July 2010, our board of directors determined to increase Mr. Vogel’s base salary, effective for fiscal year 2011, to $550,000 from $462,000 based upon his leadership during the prior fiscal year, which resulted in continued sales that outperformed industry peers, growth in new restaurants, growth in Adjusted EBITDA and improved customer satisfaction.

As part of our annual review process, in July 2010, our President and Chief Executive Officer recommended and our compensation committee approved annual merit increases for each of our other named executive officers. These merit increases for fiscal year 2011 ranged from approximately 5% to 31% and took into account accomplishments of each individual; for example, Ms. Bertauski’s contributions to financial management and controls; Mr. Effner’s management of our new restaurant growth and training development programs; Mr. Anderson’s contributions to menu development and marketing initiatives; and Mr. Cavallin’s contributions to financial planning and analysis. Effective for fiscal year 2011, Ms. Bertauski’s salary increased from $236,500 to $310,000; Mr. Effner’s salary increased from $225,500 to $238,000; Mr. Anderson’s salary increased from $194,250 to $204,000; and Mr. Cavallin’s salary increased from $168,000 to $177,000.  In December of fiscal year 2011, Mr. Effner was promoted to Chief Development Officer and his base salary was increased from $238,000 to $263,000 to recognize his increased scope of responsibilities and exemplary performance.

Cash Incentive Awards

Our compensation committee and/or board of directors have authority to award annual cash incentive awards to our executive officers. The annual cash incentive awards are designed to reward the achievement of corporate objectives linked to our overall financial results. We believe that establishing cash incentive award opportunities helps us attract and retain qualified and highly skilled executives. These annual cash incentive awards are intended to reward executive officers who have a positive impact on corporate results.

On an annual basis, or at the commencement of an executive officer’s employment with us, the compensation committee and/or board of directors typically set a target level of cash incentive award compensation as a percentage of the executive officer’s annual base salary. For fiscal year 2011, Mr. Vogel’s target cash incentive award amount was set in accordance with his employment agreement at 100% of base salary. Ms. Bertauski and Messrs. Effner and Anderson’s target cash incentive award amount was each set by the compensation committee at 60% of base salary based upon each executive’s scope of responsibility and impact upon our financial performance. Mr. Cavallin’s target cash incentive award amount was set by the compensation committee at 45% of base salary based upon his scope of responsibility and impact upon our financial performance.

The actual cash incentive awards made in any year will depend on our achievement of corporate objectives, as discussed below. In addition, the compensation committee and/or board of directors may adjust cash incentive awards up or down due to extraordinary or nonrecurring events, such as significant financings, equity offerings or acquisitions, as well as unforeseen economic conditions.

Each year we establish our corporate financial performance objectives with reference to achieving pre-set levels of desired financial performance, and with consideration given to our annual and long-term financial plan, as well as to macroeconomic conditions.  For fiscal year 2011, the annual cash incentive award was linked to achievement of Adjusted EBITDA (as defined in Item 6, Selected Financial Data).  We believe this corporate performance objective best reflected our overall company goals for fiscal year 2011, which balanced the achievement of revenue growth and improving our operating efficiency, and is a meaningful measure of our core operating performance.  It is the philosophy of our compensation committee and board of directors to generally establish corporate performance objectives that represent aggressive goals and reward executive officers for achieving above average performance.

For fiscal year 2011, no annual cash incentive would be payable to our named executive officers unless prior year actual Adjusted EBITDA is exceeded. Upon achievement of performance between prior year actual Adjusted EBITDA and an Adjusted EBITDA target of $86.7 million, cash incentive award amounts of 0-100% of target cash incentive award amounts will be payable based upon straight-line interpolation. Upon achievement of performance in excess of target, 25% of the amount that actual Adjusted EBITDA exceeds the target amount funds a cash incentive award pool that is allocated to certain executive officers, including our named executive officers. No maximum amount is set.  We refer to this amount as the “Additional Cash Incentive Award Pool”. The Additional Cash Incentive Award Pool is allocated to each executive officer based upon the amount, as a percentage, such executive officer received in relation to the total cash incentive award amount paid to all executive officers for achieving the target amount, excluding any amounts paid from the Additional Cash Incentive Award Pool.

For fiscal year 2011, our actual Adjusted EBITDA was $80.4 million and each named executive officer earned 50% of his or her target cash incentive award, with no Additional Cash Incentive Award Pool funded or earned.

We have not adopted a policy regarding the recovery of awards or payments in the event the performance measures upon which the awards or payments are based are restated or otherwise adjusted in a manner that would have reduced the size of the awards or payments.

Transaction Related Discretionary Bonus

Our board of directors in place prior to the Transactions approved a one-time discretionary bonus payable in fiscal year 2011.  The bonus was in recognition of the efforts of key individuals, including certain of the named executive officers, in completing the successful sale of the Company to the Kelso Affiliates.  The bonus was not part of an incentive plan in existence prior to or after the Transactions and therefore is included separately in the Summary Compensation Table.  The amounts awarded to each individual were at the sole discretion of the board of directors, with input from the President and Chief Executive Officer.  The President and Chief Executive Officer did not have input into the amount of his own bonus award.  These bonuses were paid from Seller proceeds from the Transactions and were intended to award individuals for their respective roles in the success of the Transactions.

Long-Term Equity-Based Compensation

Before the Transactions.  The compensation committee and/or board of directors believe that equity-based compensation is an important component of our executive compensation program and that providing a significant portion of our executive officers’ total compensation package in equity-based compensation aligns the incentives of our executives with the interests of our stockholders and with our long-term corporate success and serves as a retention incentive. We have awarded equity-based compensation in the form of stock options with performance- and time-based goals required to be met before the options may be exercised.

Generally, each executive officer is provided with a stock option grant when he or she joins our company based upon his or her position with us and relevant prior experience. These inducement grants generally vest ratably over the course of four to five years to encourage executive retention and to compensate our executive officers for their contribution to our success over a period of time. In addition to stock options granted upon commencement of employment with us, our compensation committee may grant additional stock options to retain our executives and to recognize the achievement of corporate and individual goals and/or strong individual performance.

Stock options are granted with an exercise price equal to or greater than the fair market value of the underlying stock on the applicable date of grant. Because there is no public market for LRI Holdings or Roadhouse Holding shares, fair market value is set based on the good-faith determination of the board of directors. From time to time, the board of directors has engaged a third party valuation firm and has considered the valuation of our common stock as determined by the third party firm as a key factor in its good-faith determination of fair market value.

In general, stock option grants to our executive officers are awarded at the discretion of the compensation committee and/or board of directors in consultation with our President and Chief Executive Officer. In making its decisions, the compensation committee and/or board of directors considers the executive officer’s current position with our company, the size of his or her total compensation package and the amount of existing vested and unvested stock options, if any, then held by the executive officer. The compensation committee and/or board of directors has made all stock option grant decisions with respect to our executive officers.

Historically, we provided our named executive officers with performance-based stock options that vested ratably over a five-year period from the date of grant, subject to continued employment on the vesting date, and on a change in control. A greater number of stock options were granted to our more senior executives who have more strategic responsibilities and a more direct impact on corporate results. A percentage of performance-based stock options became exercisable when the former principal stockholders (i) received net proceeds equal to or in excess of a specified multiple of its internal investment and (ii) achieved a stipulated internal rate of return, or IRR, on its initial investment in connection with an approved sale or qualified public offering. The percentage exercisable for the performance targets for each option grant was as follows: 33.3% of the options became exercisable if the net proceeds multiple was equal to or greater than 2 and the IRR target equaled or exceeded 15%; 66.6% of the options became exercisable if the net proceeds multiple was equal to or greater than 2 and the IRR target equaled or exceeded 25%; 100% of the options became exercisable if the net proceeds multiple was equal to or greater than 3 and the IRR target equaled or exceeded 35%.  At the date of the Transactions, all stock options were 100% exercisable.

After the Transactions.  Upon consummation of the Transactions, all stock options held by our employees, including our named executive officers, vested and were exercised and the common stock was canceled in exchange for proceeds from the Transactions. On January 18, 2011, Roadhouse Holding adopted the 2011 Plan effective October 4, 2010, pursuant to which options to purchase approximately 13% of the common stock of Roadhouse Holding on a fully diluted basis are available for grant to our officers and key employees. Approximately 95% of the total option pool was awarded on March 1, 2011 to approximately 44 of our employees, including our named executive officers, and one director. The purpose of these grants is to align the incentives of our executives with the interests of our stockholders.  The individual amount of the grants for our named executive officers was determined based on the factors described above for long-term incentive grants generally. The remaining 5% of the option pool is reserved for future grants.

A portion of the stock options under the 2011 plan are subject to time-based vesting and a portion are performance-based. Time-based options granted on March 1, 2011 vest ratably on each of October 4, 2011, 2012, 2013 and 2014. Future grants of time-vested options will vest ratably on the first four anniversaries of the date of grant. Performance-based stock options do not become exercisable unless and until the Kelso Affiliates, in connection with certain change of control transactions (i) receive proceeds equal to or in excess of 1.75 times their initial investment and (ii) achieve an internal rate of return, or IRR, on their initial investment, compounded annually, of at least 10%. Pursuant to each option grant, provided the conditions described above are satisfied, all or a portion of the options will vest from 0% to 100% in the same proportion as the proceeds received by the Kelso Affiliates range from 1.75 to 4.25 times their initial investment. For example, if the proceeds received by the Kelso Affiliates equal 3.00 times their initial investment, 50% of the options will vest. The table below shows the March 1, 2011 grants made to each of our named executive officers at an exercise price equal to $100.00 per share:

Name	Number of performance-based options	Number of time-based options
G. Thomas Vogel	53,667	26,833
Amy L. Bertauski	26,067	13,033
Robert R. Effner	18,400	9,200
Stephen R. Anderson	15,333	7,667
David Cavallin	13,800	6,900

Any shares purchased by management, officers or key employees, upon the exercise of any stock option are subject to the provisions of the Stockholders’ Agreement and the Registration Rights Agreement. See “Certain Relationships and Related Party Transactions.

Benefits

We provide the following benefits to our executive officers on the same basis as other eligible employees:

•	health insurance;
•	vacation, personal holidays and sick days;
•	life insurance;
•	short-term and long-term disability; and
•	a 401(k) plan.

We believe these benefits are generally consistent with those offered by companies with which we compete for employees.

Retirement Benefits and Nonqualified Deferred Compensation

We maintain the Logan’s Roadhouse, Inc. Non-Qualified Savings Plan, which we refer to as the “Savings Plan”, which is intended to be an unfunded nonqualified deferred compensation plan maintained for a select group of management or highly compensated employees. The Savings Plan allows eligible employees, including our named executive officers, to defer receipt of a portion of their base compensation (currently between 1% and 50%) and/or all or a portion of their cash incentive award. We currently match 25% of the employee’s deferral not to exceed a deferral of 3% of the eligible employee’s total cash compensation.

Employment Agreements and Severance and Change in Control Benefits for Mr. Vogel

We have entered into an employment agreement that contains severance benefits and change of control provisions with Mr. Vogel, our President and Chief Executive Officer, the terms of which are described under the heading “Executive Compensation—Potential Payments Upon Termination or Change in Control.” We believe these severance and change in control benefits are an essential element of our executive compensation package for our President and Chief Executive Officer and assist us in retaining the President and Chief Executive Officer.

Summary Compensation Table

The following table sets forth certain information with respect to compensation for fiscal years 2011 and 2010 earned by, awarded to or paid to our named executive officers.

		Salary	Bonus	Option awards	Non-equity incentive plan compensation	All other compensation	Total
	Year	($)	($)(2)	($)(3)	($)(4)	($)(5)	($)
G. Thomas Vogel	2011	550,000	500,000	2,261,777	275,000	3,993	3,590,770
President and Chief Executive Officer	2010	462,000	-	-	911,189	5,110	1,378,299

Amy L. Bertauski	2011	310,000	500,000	1,098,575	93,000	4,392	2,005,967
Chief Financial Officer	2010	236,500	-	-	279,865	1,023	517,388

Robert R. Effner	2011	254,826	350,000	775,468	76,448	-	1,456,742
Chief Development Officer	2010	225,500	-	-	266,848	-	492,348

Stephen R. Anderson	2011	204,000	-	646,228	61,200	3,250	914,678
Senior Vice President of Marketing, Food & Beverage	2010	194,250	-	-	229,868	3,731	427,849

David Cavallin (1)	2011	177,000	350,000	581,601	39,825	-	1,148,426
Vice President of Finance

(1)	Because Mr. Cavallin is a named executive officer for the first time in fiscal 2011, we are only required to present his fiscal 2011 information.

(2)
Represents discretionary bonuses paid in recognition of outstanding performance with respect to the completed Transactions.  Further details regarding this bonus are described in this section under “—Elements of Compensation—Transaction Related Discretionary Bonus.”

(3)
The amounts set forth reflect the aggregate grant date fair value calculated in accordance with applicable accounting guidance.  See Note 17 of our consolidated financial statements presented in Item 15, Exhibits and Financial Statement Schedules for additional information.  These amounts may not correspond to the actual value eventually realized by each named executive officer because the value realized will depend on the extent to which performance conditions are ultimately met.  The grant date fair value for the performance-based stock option grants was calculated based on the probable outcome of the performance condition.

(4)
Represents amounts earned for each fiscal year under our annual cash incentive program.  The material terms of these annual incentive awards are described in this section under “—Elements of Compensation—Cash Incentive Awards.”

(5)	Represents the following:

		Savings plan	Disability insurance
Name	Year	($)	($)
G. Thomas Vogel	2011	-	3,993

Amy L. Bertauski	2011	4,392	-

Robert R. Effner	2011	-	-

Stephen R. Anderson	2011	3,250	-

David Cavallin	2011	-	-

Grants of Plan-Based Awards

The following table sets forth certain information with respect to grants of plan-based awards for the fiscal year ended July 31, 2011.

		Estimated future payouts under non-equity incentive plan awards (1)			Estimated future payouts under equity incentive plan awards (3)		All other option awards: number of securities	Exercise or base price of	Grant date fair value of
Name	Grant Date	Threshold ($) (2)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	underlying options (#) (4)	option awards ($/Sh)	option awards ($) (5)
G. Thomas Vogel		-	550,000	-	-	-	-	-	-
	3/1/2011	-	-	-	-	53,667	-	100.00	1,282,641
	3/1/2011	-	-	-	-	-	26,833	100.00	979,136
Amy L. Bertauski		-	186,000	-	-	-	-	-	-
	3/1/2011	-	-	-	-	26,067	-	100.00	623,001
	3/1/2011	-	-	-	-	-	13,033	100.00	475,574
Robert R. Effner		-	152,896	-	-	-	-	-	-
	3/1/2011	-	-	-	-	18,400	-	100.00	439,760
	3/1/2011	-	-	-	-	-	9,200	100.00	335,708
Stephen R. Anderson		-	122,400	-	-	-	-	-	-
	3/1/2011	-	-	-	-	15,333	-	100.00	366,459
	3/1/2011	-	-	-	-	-	7,667	100.00	279,769
David Cavallin		-	79,650	-	-	-	-	-	-
	3/1/2011	-	-	-	-	13,800	-	100.00	329,820
	3/1/2011	-	-	-	-	-	6,900	100.00	251,781

(1)
These amounts reflect the threshold and target cash incentive award amounts under our fiscal year 2011 annual cash incentive program.  No maximum cash incentive amounts are established under this program.  The amounts actually paid to our named executive officers under the fiscal year 2011 annual cash incentive program are shown above in the Summary Compensation Table in the column titled “Non-equity incentive plan compensation.”  For a description of the 2011 annual cash program, see “Compensation Discussion & Analysis—Elements of Compensation—Cash Incentive Awards.”

(2)
No annual cash incentive would be payable to our named executive officers unless the threshold amount is exceeded.  Upon achievement of performance between threshold and target, cash incentive award amounts will be based upon straight-line interpolation.  For example, if threshold EBITDA was exceeded by $1, each executive would receive a threshold bonus in an amount less than $1,000.

(3)
The amounts of equity incentive plan awards set forth in these columns represent the number of performance vesting stock options granted under the 2011 Plan.  The 2011 Plan does not allow an option holder to earn shares in excess of the targeted number.  Additional information regarding the performance vesting units, is set forth under the heading “Compensation Discussion & Analysis—Elements of Compensation—Long-Term Equity-Based Compensation.”

(4)
The amounts listed in this column represent the number of time vesting options granted under the 2011 Plan.  The time vesting options vest in four equal annual installments on October 4th of each 2011, 2012, 2013 and 2014.

(5)
This column lists the grant date fair value of the performance vesting options and time vesting options that we expense in our financial statements over the respective vesting periods in accordance with authoritative accounting guidance.  Assumptions used in the calculations of these amounts are included in Note 17 of the notes to the consolidated financial statements in Item 15 of the Report.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

We are party to an employment agreement with Mr. Vogel, our President and Chief Executive Officer. We have not entered into an employment agreement with any of our other named executive officers. While we amended Mr. Vogel’s employment agreement, effective March 23, 2011, there were no material changes to the terms thereof.

Under the terms of the agreement with Mr. Vogel, he is entitled to an annual base salary, subject to annual review by our board of directors for potential increase. Currently, Mr. Vogel’s annual base salary under this agreement is $550,000. In addition, Mr. Vogel’s employment agreement provides that his target cash incentive award is equal to 100% of his base salary. The term of Mr. Vogel’s employment agreement continues until termination by us for cause or without cause, upon his death or disability or upon Mr. Vogel’s election for good reason (as such terms are defined in his agreement) or no reason.

If we terminate Mr. Vogel’s employment without cause or Mr. Vogel terminates his employment for good reason, Mr. Vogel is entitled to receive severance equal to:

•	his base salary earned through the date of termination,
•	a pro rata portion of his annual cash incentive award compensation through the date of termination,
•	any accrued expenses and vacation,
•	any previously deferred compensation,

•	an amount equal to 150% of his base salary in effect as of the date of termination payable over 18 months or in lump sum, and
•	participation in the life, medical and disability insurance programs in effect for a period of 18 months for the date of termination.

Mr. Vogel’s receipt of severance is contingent upon execution of a general release of any and all claims arising out of or related to his employment with us and the termination of his employment.

If Mr. Vogel terminates his employment without good reason, Mr. Vogel is entitled to receive severance equal to:

•	his base salary earned through the date of termination,
•	a pro rata portion of his annual cash incentive award compensation through the date of termination,
•	any accrued expenses and vacation, and
•	any previously deferred compensation.

Mr. Vogel’s receipt of severance is contingent upon execution of a general release of any and all claims arising out of or related to his employment with us and the termination of his employment.

If we terminate Mr. Vogel’s employment for cause, Mr. Vogel is only entitled to receive his base salary and benefits earned through the date of termination.

If Mr. Vogel’s employment is terminated upon his death or disability, Mr. Vogel is entitled to receive severance equal to:

•	his base salary earned through the date of termination,
•	a pro rata portion of his annual cash incentive award compensation through the date of termination,
•	any accrued expenses and vacation,
•	any previously deferred compensation, and
•	any applicable death or disability benefits, for a period of 18 months in the case of disability benefits, pursuant to Company plans, programs or policies on the date of his death or disability.

Mr. Vogel has also agreed to customary restrictions with respect to the use of our confidential information, and has agreed that all intellectual property developed or conceived by him while he is employed by us that relates to our business is our property. During the term of Mr. Vogel’s employment with us and during the 18 month period immediately thereafter, Mr. Vogel has agreed not to solicit or hire any of our employees or to violate any confidentiality, non-competition, employment or other agreement with us or any policy of the Company. Pursuant to his employment agreement, Mr. Vogel may not compete with us during the term of his employment or for 18 months following his date of termination. During any period in which Mr. Vogel has breached the above restrictions, we have no obligations to pay Mr. Vogel any severance described above.

Outstanding Equity Awards at Fiscal Year End 2011

The following table sets forth the number of stock options held by the named executive officers on July 31, 2011.  No other stock awards have been granted to the named executive officers.

	Number of securities underlying unexercised options (#) (1)		Number of securities underlying unexercised	Option	Option
Name	Exercisable	Unexercisable	unearned options (#) (2)	exercise price ($/Sh)	expiration date
G. Thomas Vogel	-	26,833	-	100.00	3/1/2021
	-	-	53,667	100.00	3/1/2021
Amy L. Bertauski	-	13,033	-	100.00	3/1/2021
	-	-	26,067	100.00	3/1/2021
Robert R. Effner	-	9,200	-	100.00	3/1/2021
	-	-	18,400	100.00	3/1/2021
Stephen R. Anderson	-	7,667	-	100.00	3/1/2021
	-	-	15,333	100.00	3/1/2021
David Cavallin	-	6,900	-	100.00	3/1/2021
	-	-	13,800	100.00	3/1/2021

(1)	These options represent time-based options granted under the 2011 Plan. Such options vest ratably over a four-year period commencing on October 4, 2011.

(2)
These options are performance-based options granted under the 2011 Plan and do not become exercisable unless and until the Kelso Affiliates, in connection with certain change of control transactions (i) receive proceeds equal to or in excess of 1.75 times their initial investment and (ii) achieve an internal rate of return, or IRR, on their initial investment, compounded annually, of at least 10%, as further described in “Compensation Discussion and Analysis—Elements of Compensation—Long-Term Equity-Based Compensation”.

2011 Option Exercises and Stock Vested Table

The following table sets forth information about stock options that either vested or were exercised during fiscal year 2011 for the named executive officers.

	Option Awards (1)
Name	Number of shares acquired on exercise (#)	Value realized on exercise ($)
G. Thomas Vogel	41,176	8,517,441
Amy L. Bertauski	15,588	3,224,459
Robert R. Effner	11,765	2,433,554
Stephen R. Anderson	9,824	2,032,018
David Cavallin	6,882	1,423,629

(1)
On October 3, 2010, upon the closing of the Transactions, each option to acquire LRI Holdings’ common stock was converted into the right to receive an amount in cash equal to the difference between the per share exercise price and the per share acquisition consideration without interest (the “Net Proceeds.”)  Amounts in this column reflect the aggregate Net Proceeds received by the named executive officers.

Nonqualified Deferred Compensation

We maintain the Savings Plan, an unfunded nonqualified deferred compensation plan for a select group of management or highly compensated employees. The Savings Plan allows eligible employees, including our named executive officers, to defer receipt of a portion of their base compensation (currently between 1% and 50%) and/or all or a portion of their cash incentive award. We currently match 25% of the employee’s deferral not to exceed a deferral of 3% of the eligible employee’s total cash compensation. Participants in our Savings Plan elect among certain designated deemed investments which mirror the available investment options under our 401(k) plan. A bookkeeping account has been established to record each participant’s deferrals and any contributions by us, and such accounts are credited with the amount of gain or loss that such account earned or lost based on the investment alternatives chosen by the participant and any withdrawals or distributions. The Savings Plan is unfunded, but we have established a grantor trust to hold assets to assist us in paying the benefits.

The following table sets forth certain information with respect to nonqualified deferred compensation under the Savings Plan for the fiscal year ended July 31, 2011.

	Executive contributions	Company contributions	Aggregate earnings	Aggregate	Aggregate balance
	in last fiscal year (1)	in last fiscal year (2)	in last fiscal year (3)	withdrawals/ distributions	at last fiscal year-end
Name	($)	($)	($)	($)	($)
G. Thomas Vogel	-	-	-	-	-
Amy L. Bertauski	17,569	4,392	7,891	-	29,852
Robert R. Effner	-	-	732	-	732
Stephen R. Anderson	12,999	3,250	13,016	-	29,265
David Cavallin	-	-	6,560	-	6,560

(1)	Amounts in this column include base salary and bonus that was deferred and are also included in “Salary,” “Bonus” and/or “Non-equity incentive plan compensation” in the Summary Compensation Table.

(2)	Represents our allocation in fiscal year 2011 under the Savings Plan. Amounts in this column are also included in the “All other compensation” column in the Summary Compensation Table.

(3)
The aggregate earnings represent the market value change of the Savings Plan during fiscal year 2011.  Because the earnings are not preferential or above market, they are not included in the Summary Compensation Table.

Potential Payments Upon Termination or Change in Control

G. Thomas Vogel.  The information below describes and quantifies compensation that would become payable under Mr. Vogel’s employment agreement if, as of July 31, 2011, his employment with us had been terminated or there was a change in control of our company on such date. Due to the number of factors that affect the nature and amount of any benefits provided upon the events discussed below, actual amounts paid or distributed in any termination or change in control may be different. Factors that could affect these amounts include the timing during the year of any such event and whether each of our principal stockholders has (i) received net proceeds equal to or in excess of a specified multiple of its internal investment and (ii) achieved a stipulated IRR on its initial investment in connection with an approved sale or qualified public offering.

Benefit	Termination for cause	Termination without good reason or on retirement (1)	Disability (2)	Death (3)	Change in control (4)	Termination without cause or for good reason (5)
Base salary	$-	$-	$-	$-	$-	$825,000
Annual cash incentive award	-	275,000	275,000	275,000	-	275,000
Acceleration of stock options	-	-	-	-	-	-
Health benefits continuation	-	-	15,791	-	-	15,791
Total	$-	$275,000	$290,791	$275,000	$-	$1,115,791

(1)	Represents the annual cash incentive award for fiscal year 2011, which is the pro rata portion of his annual cash incentive award compensation through the date of termination.

(2)
Represents (i) the annual cash incentive award for fiscal year 2011, which is the pro rata portion of his annual cash incentive award compensation through the date of termination and (ii) the estimated cost to the Company of his participation in the disability insurance program for 18 months from the date of disability.

(3)	Represents the annual cash incentive award for fiscal year 2011, which is the pro rata portion of his annual cash incentive award compensation through the date of termination.

(4)
In order for the performance-based stock options held by Mr. Vogel at July 31, 2011 to become exercisable, Kelso Affiliates, in connection with certain change of control transactions, must (i) receive proceeds equal to or in excess of 1.75 times their initial investment and (ii) achieve an internal rate of return, or IRR, on their initial investment, compounded annually, of at least 10%.  Based on the Company’s calculations the performance-based stock options would not have been exercisable in a change of control as of July 31, 2011.  The vesting of the time-based stock options accelerates on a change in control however, based on the company’s calculations no value would have been received as of July 31, 2011.

(5)
Represents (i) an amount equal to 150% of his base salary in effect on the date of termination ($550,000), (ii) the annual cash incentive award for fiscal year 2011, which is the pro rata portion of his annual cash incentive award compensation through the date of termination, and (iii) the estimated cost to the Company of his participation in the life, medical and disability insurance programs for 18 months from the date of termination.

Other Named Executive Officers.  We did not have employment agreements with any of the other named executive officers as of July 31, 2011, and no severance amounts would have been payable to these individuals if their employment had been terminated on such date and as described in footnote 4 to the table above, no value would have been received due to the acceleration of stock options if a change in control had occurred.

LRI Holdings, Inc. Option Plan (2007 Plan)

Our board of directors adopted the 2007 Plan effective March 1, 2007. Under the 2007 Plan, we were authorized to grant options for up to 176,471 shares of LRI Holdings Class A common stock. In connection with the Transactions, all outstanding options under the 2007 Plan vested and were exercised and the common stock canceled in exchange for proceeds from the Transactions, and the 2007 Plan was terminated. No further option grants will be made under the 2007 Plan.

Roadhouse Holding Stock Incentive Plan (2011 Plan)

The board of directors of Roadhouse Holding adopted the 2011 Plan effective January 18, 2011. Under the 2011 Plan, we are authorized to grant options for up to 345,000 shares of Roadhouse Holding common stock.

Administration.  The 2011 Plan is administered by the LRI Holdings, Inc. compensation committee. The compensation committee has the authority to determine the exercise price of the awards, the recipients of awards granted under the 2011 Plan and the terms, conditions and restrictions applicable to all awards granted under the 2011 Plan. The compensation committee approves the form of award agreements and has authority to accelerate or extend the exercisability of any award issued under the 2011 Plan. The compensation committee has the authority to amend, alter or discontinue the 2011 Plan at any time, provided that, subject to certain exceptions, no such amendment could adversely affect any then outstanding award without the consent of the applicable recipient.

Eligibility.  The 2011 Plan permits the grant of awards to our officers, employees or non-employee directors.

Awards.  The 2011 Plan provides only for the grant of stock options. A stock option may be an incentive stock option within the meaning of Section 422 of the U.S. Internal Revenue Service Code of 1986, or the Code, or a nonstatutory stock option. Service-based options granted on March 1, 2011 vest ratably on each of October 4, 2011, 2012, 2013 and 2014. Future grants of service-vested options will vest ratably on the first four anniversaries of the date of grant. Performance-based stock options do not become exercisable unless and until the Kelso Affiliates, in connection with certain change of control transactions, (i) receive proceeds equal to or in excess of 1.75 times their initial investment and (ii) achieve an internal rate of return, or IRR, on their initial investment, compounded annually, of at least 10%. Pursuant to each option grant, provided the conditions described above are satisfied, all or a portion of the options will vest from 0% to 100% in the same proportion as the proceeds received by the Kelso Affiliates range from 1.75 to 4.25 times their initial investment. For example, if the proceeds received by the Kelso Affiliates equal 3.00 times their initial investment, 50% of the options will vest.

Other Agreements.  The 2011 Plan also provides that, as a condition to issuance of shares pursuant to exercise of a stock option, a recipient become a party to the Roadhouse Holding Stockholders’ Agreement and Registration Rights Agreement, as amended and in effect from time to time. See “Certain Relationships and Related Party Transactions.”

Option Agreements

Options granted under the 2011 Plan are evidenced by option agreements that provide additional terms, conditions, restrictions and/or limitations covering the grant of the award and additional terms related to the exercisability and vesting of awards in the event of certain conditions regarding the participant’s employment.

The compensation committee determines the number of shares of Roadhouse Holding common stock subject to each option, the term of each option, which may not exceed ten years, the exercise price, the vesting schedule, if any, and the other material terms of each option. Incentive and nonstatutory stock options may be granted pursuant to incentive and nonstatutory stock option agreements adopted by the compensation committee. No stock option may have an exercise price less than the fair market value of a share of the underlying common stock at the time of grant. Options are exercisable at such time or times and subject to such terms and conditions as determined by the compensation committee at grant and the exercisability of such options may be accelerated by the compensation committee.

DIRECTOR COMPENSATION

Members of our board of directors who are also our employees or who are affiliated with Kelso do not receive cash or equity compensation for service on our board of directors.  Michael P. O’Donnell, who is our only non-employee director who is not affiliated with Kelso, received the following compensation for the fiscal year ended July 31, 2011.

	Fees earned or paid in cash (1)	Option awards (2)	All other compensation	Total
Name	($)	($)	($)	($)
Michael P. O'Donnell	25,000	96,934	-	121,934

(1)
Includes the annual retainer fee for service on the board of directors during 2011.  Board members are also reimbursed for out-of-pocket expenses incurred in connection with their board service.  Such reimbursements are not included in this table.  There are no other fees earned for service on the board of directors.

(2)
This column reflects the aggregate grant date fair value of options granted in fiscal year 2011.  Mr. O’Donnell was granted options to purchase 3,450 shares of our common stock with a per share exercise price of $100.00.  Of these options, 1,150 are time-based and vest at a rate of 25% per year over four years, commencing on October 4, 2011, subject to his continued service as a member of our board of directors, and 2,300 of the options are performance-based options that do not become exercisable unless and until the Kelso Affiliates achieve a stipulated rate of return on their investment in connection with an exit event.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Roadhouse Holding owns, through Roadhouse Intermediate Inc., Roadhouse Midco Inc. and Parent, 100% of our common stock. The Kelso Affiliates and the Management Investors own all of the common stock of Roadhouse Holding.

The following table sets forth information as of July 31, 2011 with respect to the ownership of the common stock of Roadhouse Holding by:

•	each person known to own beneficially more than five percent of the common stock of Roadhouse Holding,
•	each of our directors,
•	each of the executive officers named in the Summary Compensation Table appearing under Item 11—Executive Compensation, and
•	all of our executive officers and directors as a group

The amounts and percentages of shares beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person’s ownership percentage, but not for purposes of computing any other person’s percentage. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest.

Except as otherwise indicated in the footnotes to the table, each of the beneficial owners listed has, to our knowledge, sole voting and investment power with respect to the indicated shares of common stock.

Name of beneficial owner	Number of shares of common stock beneficially owned as of July 31, 2011	Percent of class (6)
Kelso Investment Associates VIII, L.P.(1)(2)	2,231,000	97.00
KEP VI, LLC(1)(2)	2,231,000	97.00
Frank T. Nickell(1)(2)	2,231,000	97.00
Thomas R. Wall, IV(1)(2)	2,231,000	97.00
George E. Matelich(1)(2)	2,231,000	97.00
Michael B. Goldberg(1)(2)	2,231,000	97.00
David I. Wahrhaftig(1)(2)	2,231,000	97.00
Frank K. Bynum, Jr.(1)(2)	2,231,000	97.00
Philip E. Berney(1)(2)(3)	2,231,000	97.00
Frank J. Loverro(1)(2)	2,231,000	97.00
James J. Connors, II(1)(2)	2,231,000	97.00
Church M. Moore(1)(2)	2,231,000	97.00
Stanley de J. Osborne(1)(2)(3)	2,231,000	97.00
Christopher L. Collins(1)(2)	2,231,000	97.00
Stephen C. Dutton(2)(3)	-	-
Michael P. O’Donnell(3)(5)	-	-
G. Thomas Vogel(3)(4)(5)	21,000	*
Amy L. Bertauski(4)(5)	10,000	*
Robert R. Effner(4)(5)	5,000	*
Stephen R. Anderson(4)(5)	7,000	*
Lynne Wildman(4)(5)	5,000	*
All executive officers and directors, as a group (11 persons)(1)	2,294,500	99.76

(1)
Kelso Investment Associates VIII, L.P. (“KIA VIII”) owns 1,922,505 shares of common stock and is controlled by its general partner, Kelso GP VIII, L.P. Kelso GP VIII, L.P. is in turn controlled by its general partner, Kelso GP VIII, LLC. KEP VI, LLC (“KEP VI” and, together with KIA VIII, the “Kelso Funds”) owns 308,495 shares of common stock.  Both Kelso GP VIII, LLC and KEP VI are managed and controlled by the following twelve managing members: Frank T. Nickell, Thomas R. Wall, IV, George E. Matelich, Michael B. Goldberg, David I. Wahrhaftig, Frank K. Bynum, Jr., Philip E. Berney, Frank J. Loverro, James J. Connors, II, Church M. Moore, Stanley de J. Osborne, and Christopher L. Collins (the “Kelso Individuals”). The Kelso Funds, due to their common control by the Kelso Individuals, could be deemed to beneficially own each of the other’s shares of common stock but each disclaims such beneficial ownership. The Kelso Individuals may be deemed to share beneficial ownership of shares of common stock owned of record or beneficially by the Kelso Funds by virtue of their status as managing members of each of the Kelso Funds. Each of the Kelso Individuals share investment and voting power with respect to the shares of common stock owned by KIA VIII and KEP VI but disclaims beneficial ownership of such shares.

(2)	The business address for these persons is c/o Kelso & Company, L.P., 320 Park Avenue, 24th Floor, New York, New York 10022.

(3)	Members of our board of directors.

(4)	Named executive officers.

(5)	The business address for these persons is c/o LRI Holdings, Inc., 3011 Armory Drive, Suite 300, Nashville, Tennessee 37204.

(6)	This percentage is based on the number of outstanding shares of common stock as of July 31, 2011 (2,300,000 shares).

Equity Compensation Plan Information

The following table sets forth information concerning the shares of common stock that may be issued upon exercise of options under the 2011 Plan as of July 31, 2011:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	329,590	$100.00	15,410
Equity compensation plans not approved by security holders	-	-	-
Total	329,590	$100.00	15,410

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Stockholders’ Agreement

The Kelso Affiliates and the Management Investors own all of the outstanding capital stock of our ultimate parent company, Roadhouse Holding. Roadhouse Holding entered into a stockholders’ agreement, dated October 4, 2010, between the Kelso Affiliates and the Management Investors (the “Stockholders Agreement”) that contains, among other things, provisions relating to Roadhouse Holding’s governance, transfer restrictions, call rights, tag-along rights and drag-along rights. The Stockholders Agreement provides that the Kelso Affiliates are entitled to elect (or cause to be elected) all of Roadhouse Holding’s directors. Mr. Vogel will continue as a member of the board so long as he remains employed as our CEO and is duly appointed.

Stockholders Registration Rights Agreement

Roadhouse Holding and its stockholders entered into a registration rights agreement substantially simultaneously with the consummation of the Transactions, which grants such stockholders certain registration rights (the “Stockholders Registration Rights Agreement”). The Kelso Affiliates have demand registration rights and all of the other parties to the Stockholders Registration Rights Agreement have the right to participate in any demand registration on a pro rata basis, subject to certain conditions. In addition, if Roadhouse Holding proposes to register any of its shares (other than registrations related to exchange offers, benefit plans and certain other exceptions), all of the other parties to the Stockholders Registration Rights Agreement have the right to include their shares in such registration, subject to certain conditions.

Management Subscription Agreements

Simultaneously with the consummation of the Transactions, the following executive officers entered into management subscription agreements with Roadhouse Holding pursuant to which they agreed to subscribe for and purchase an aggregate of approximately 3% of our common stock for an aggregate purchase price of $6.35 million: G. Thomas Vogel ($2,100,000), Amy L. Bertauski ($1,000,000), James B. Kuehnhold ($800,000), Stephen R. Anderson ($700,000), Lynne Wildman ($500,000), Paul S. Pendleton ($750,000) and Robert R. Effner ($500,000). The purchase price per share was equal to the purchase price per share paid by the Kelso Affiliates in connection with the Transactions. See Item12—Security Ownership of Certain Beneficial Owners and Management.

Advisory Agreement

In connection with the Transactions, Logan’s Roadhouse, Inc. entered into an advisory agreement with Kelso pursuant to which:

•	we paid to Kelso a one-time advisory fee of $7 million and reimbursed Kelso for Kelso’s out-of-pocket costs and expenses incurred in connection with the Transactions;

•	Kelso provides us with financial advisory and management consulting services in return for annual fees in an aggregate amount of $1 million to be paid in quarterly installments;

•	we will pay to Kelso a transaction services fee upon the completion of certain types of transactions that directly or indirectly involve us; and

•
we will indemnify Kelso and certain of Kelso’s officers, directors, partners, employees, agents and control persons (as such term is used in the Securities Act) in connection with the Transactions, Kelso’s investment in Roadhouse Holding, Kelso’s control of Roadhouse Holding or any of its subsidiaries (including us) and the services rendered to us under the advisory agreement.

Related Party Transactions Relating to Pre-Transactions Relationships

Stockholders’ Agreement

On December 6, 2006, we entered into a stockholders’ agreement, which we refer to as the stockholders’ agreement, with LRI Acquisition, LLC, The Canyon Value Realization Fund (Cayman), Ltd., Canyon Value Realization Fund, LP, Black Canyon Direct Investment Fund, L.P., Performance Direct Investments II, L.P. and certain members of management signatory thereto. The stockholders’ agreement entitled BRS to nominate three members of our board, Black Canyon and Canyon Capital to each nominate one member of our board and jointly to nominate one member of our board and provided that our Chief Executive Officer would be a member of the board. The stockholders’ agreement also placed certain restrictions on the sale or transfer of shares of our Class A common stock to third parties until December 6, 2012. After December 6, 2012, the stockholders’ agreement provided first offer rights to us and then to BRS, Black Canyon and Canyon Capital and provided tag-along rights in the event of a sale by a stockholder. In addition, subject to certain exceptions, the stockholders’ agreement granted holders of our Class A common stock preemptive rights with respect to issuances of additional common stock. The stockholders’ agreement was terminated in connection with the Transactions.

Management and Consulting Services Agreement

On December 6, 2006, Logan’s Roadhouse, Inc. entered into a management and consulting services agreement, as amended and restated on June 7, 2007, with BRS, Canyon Capital and Black Canyon, relating to business and organizational strategy and financial advisory services performed by BRS, Black Canyon and Canyon Capital to us from time to time. Under the management and consulting services agreement, we paid BRS, Black Canyon and Canyon Capital an aggregate annual management fee equal to 2% of our Adjusted EBITDA for such fiscal year and a transaction fee in an aggregate amount equal to 2% of our enterprise value. The annual management fee was paid 66 2/3% to BRS and pursuant to a letter agreement between Black Canyon and Canyon Capital, dated March 9, 2010, 33 1/3% to Black Canyon. The management and consulting services agreement also provided that we reimburse BRS, Black Canyon and Canyon Capital for all reasonable out-of-pocket expenses incurred in connection with the management and consulting services agreement. In addition, the management and consulting services agreement provided for customary indemnification provisions. The management and consulting services agreement was terminated in connection with the Transactions.

Registration Rights Agreement

On December 6, 2006, we entered into a registration rights agreement with LRI Acquisition, LLC, The Canyon Value Realization Fund (Cayman), Ltd., Canyon Value Realization Fund, LP, Black Canyon Direct Investment Fund, L.P., Performance Direct Investments II, L.P. and certain members of management signatory thereto, pursuant to which we agreed to register for sale under the Securities Act shares of any class of our common stock under certain circumstances. The registration rights agreement was terminated in connection with the Transactions.

Management Subscription Agreement

Certain of our executive officers were granted cash retention awards that were scheduled to be paid by us in accordance with a vesting schedule for each executive, as long as the executive remained employed by us on the vesting date. On the date of the 2006 Acquisition, we accelerated the payment of the cash awards to enable the executives to make equity investments in our Class A common stock and Series A preferred stock. The accelerated amounts were treated as loans to be forgiven in accordance with a schedule corresponding to the original vesting schedule for the cash awards. In the event that an executive was no longer employed by us, the executive was required to repay any outstanding loan amount that had not yet been forgiven. The executives’ obligations to repay any amounts were secured by a pledge by each of the executives of the Class A common stock and Series A preferred stock purchased with the accelerated payment amount.

The amount forgiven subsequent to the end of fiscal year 2009 for Mr. Vogel was scheduled to be forgiven on August 2, 2010, subject to such executive’s continued employment with us. On June 3, 2010, our board of directors accelerated the reduction of the remaining outstanding accelerated payment amount of $356,891, and no amounts remain outstanding for any of our executives. The management subscription agreement was terminated in connection with the Transactions.

Review, Approval or Ratification of Related Party Transactions

In accordance with its charter, our Audit Committee is responsible for reviewing and approving all related party transactions.   A report is made to our Audit Committee annually by our management and our independent auditor disclosing any known related party transactions.

Director Independence

Though not formally considered by our board of directors because our common stock is not listed on a national securities exchange, our board of directors has determined that Mr. O’Donnell is “independent” as such term is defined by The NASDAQ Stock Market corporate governance standards.  Those directors serving as members of the audit committee and compensation committee are not required to, and do not, meet the independence requirements of any national securities exchange.  Similarly they are not required to, and do not, meet the independence requirements set forth in the SEC’s rules and regulations, to the extent such requirements are applicable to them.  We do not maintain a nominating and corporate governance committee.

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accountants

Deloitte & Touche, LLP (“Deloitte”) served as our independent registered public accounting firm for the fiscal years ended July 31, 2011 and August 1, 2010.  The following table sets forth (in thousands) fees billed or estimated to be billed to us by Deloitte for fiscal year 2011 and fiscal year 2010:

Name	Fiscal 2011	Fiscal 2010
Audit fees	$504	$345
Audit-related fees	602	320
Tax fees	226	-
All other fees	2	-
Total	$1,334	$665

Audit fees include fees for the annual audit of our consolidated financial statements and reviews of our interim financial statements and services normally provided by our accountants in connection with statutory and regulatory filings or engagements.

Audit-related fees include fees for work performed in connection with registration statements and due diligence procedures performed in connection with the Transactions.

Tax fees consist of fees for professional services and special transaction related tax projects.

All other fees consist of fees other than the services reported above.  The services provided consisted of a subscription to an accounting research website.

Audit Committee Pre-Approval Policy

Pursuant to our Audit Committee Charter, all permissible non-audit services to be performed by Deloitte must be pre-approved by the Audit Committee.

PART IV

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

		Page
(a)(1)	Index to Consolidated Financial Statements:
	Report of Independent Registered Public Accounting Firm	57
	Consolidated Balance Sheets	58
	Consolidated Statements of Operations	59
	Consolidated Statements of Stockholders' Equity	60
	Consolidated Statements of Cash Flows	61
	Notes to Consolidated Financial Statements	62

(a)(2)	Financial Statement Schedules:

All schedules for which provision is made in the applicable accounting regulations of the SEC have been omitted as not required or not applicable, or the information required has been included elsewhere by reference in the financial statements and related notes.

(a)(3)	Exhibits:
	An "Exhibit Index" has been filed as part of this Annual Report on Form 10-K beginning on page 77 hereof and is incorporated herein by reference.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LRI Holdings, Inc.

Date: October 4, 2011	By:	/s/ G. Thomas Vogel
G. Thomas Vogel
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ G. Thomas Vogel	President, Chief Executive Officer and Director	October 4, 2011
G. Thomas Vogel	(Principal Executive Officer)

/s/ Amy L. Bertauski	Chief Financial Officer and Treasurer	October 4, 2011
Amy L. Bertauski	(Principal Financial and Accounting Officer)

/s/ Philip E. Berney	Director	October 4, 2011
Philip E. Berney

/s/ Stephen C. Dutton	Director	October 4, 2011
Stephen C. Dutton

/s/ Michael P. O'Donnell	Director	October 4, 2011
Michael P. O'Donnell

/s/ Stanley de J. Osborne	Director	October 4, 2011
Stanley de J. Osborne

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of LRI Holdings, Inc.
Nashville, TN

We have audited the accompanying consolidated balance sheets of LRI Holdings, Inc. and subsidiaries (the “Company”, the “Predecessor Company”, or the “Successor Company”), a wholly-owned subsidiary of Roadhouse Holding Inc., as of July 31, 2011 (Successor Company) and August 1, 2010 (Predecessor Company), and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the period from October 4, 2010 to July 31, 2011 (Successor Company), for the period from August 2, 2010 to October 4, 2010 (Predecessor Company), and for each of the two fiscal years in the period ended August 1, 2010 (Predecessor Company). These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at July 31, 2011 (Successor Company), and August 1, 2010 (Predecessor Company), and the results of its operations and its cash flows for the period from October 4, 2010 to July 31, 2011 (Successor Company), for the period from August 2, 2010 to October 4, 2010 (Predecessor Company), and for each of the two fiscal years in the period ended August 1, 2010 (Predecessor Company), in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company was acquired on October 4, 2010.

/s/ Deloitte & Touche, LLP

October 4, 2011
Nashville, Tennessee

LRI Holdings, Inc.
Consolidated Balance Sheets
(In thousands, except share data)	July 31, 2011 (Successor)	August 1, 2010 (Predecessor)
ASSETS
Current assets:
Cash and cash equivalents	$19,103	$52,211
Receivables	9,960	6,816
Inventories	11,370	10,051
Prepaid expenses and other current assets	3,367	7,642
Income taxes receivable	3,688	551
Deferred income taxes	2,207	1,195
Total current assets	49,695	78,466
Property and equipment, net	232,940	196,437
Other assets	19,492	7,277
Goodwill	331,788	81,207
Tradename	71,694	56,971
Other intangible assets, net	23,215	22,787
Total assets	$728,824	$443,145
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,573	$15,312
Current maturities of long-term debt	-	1,380
Intercompany payable	802	-
Other current liabilities and accrued expenses	52,315	37,896
Total current liabilities	70,690	54,588
Long-term debt	355,000	217,303
Deferred income taxes	37,746	44,529
Other long-term obligations	34,808	32,942
Total liabilities	498,244	349,362
Commitments and contingencies (Note 13)	-	-
Series A preferred stock (none authorized as of July 31, 2011; 100,000 shares authorized; 64,508 shares issued and outstanding as of August 1, 2010; par value $0.01 per share; liquidation preference $64,508)	-	60,170
Stockholders’ equity:
Common stock (100 shares authorized; 1 share issued and outstanding as of July 31, 2011; par value $0.01 per share; 1,900,000 shares authorized; 992,427 shares issued and outstanding as of August 1, 2010; par value $0.01 per share)	-	10
Additional paid-in capital	230,000	12,831
Retained earnings	580	20,772
Total stockholders’ equity	230,580	33,613
Total liabilities and stockholders’ equity	$728,824	$443,145

See accompanying notes to consolidated financial statements.

LRI Holdings, Inc.
Consolidated Statements of Operations

(In thousands)	Period from October 4, 2010 to July 31, 2011 (Successor)	Period from August 2, 2010 to October 3, 2010 (Predecessor)	Fiscal year 2010 (Predecessor)	Fiscal year 2009 (Predecessor)
Revenues:
Net sales	$497,170	$93,762	$555,460	$533,248
Franchise fees and royalties	1,793	348	2,068	2,248
Total revenues	498,963	94,110	557,528	535,496
Costs and expenses:
Restaurant operating costs -
Cost of goods sold	162,805	29,172	174,186	172,836
Labor and other related expenses	145,258	28,578	165,877	161,173
Occupancy costs	36,817	8,046	42,397	39,923
Other restaurant operating expenses	71,708	15,478	81,826	79,263
Depreciation and amortization	14,588	3,112	17,040	17,206
Pre-opening expenses	2,984	783	2,111	2,137
General and administrative	30,460	14,440	24,216	25,126
Impairment and store closing charges	25	-	91	23,187
Total costs and expenses	464,645	99,609	507,744	520,851
Operating income (loss)	34,318	(5,499)	49,784	14,645
Interest expense, net	33,823	3,147	18,857	20,557
Other (income) expense, net	(15)	(182)	(798)	1,543
Income (loss) before income taxes	510	(8,464)	31,725	(7,455)
Income tax (benefit) expense	(70)	(8,240)	11,704	(5,484)
Net income (loss)	580	(224)	20,021	(1,971)
Undeclared preferred dividend	-	(2,270)	(12,075)	(10,568)
Net income (loss) attributable to common stockholders	$580	$(2,494)	$7,946	$(12,539)

See accompanying notes to consolidated financial statements.

LRI Holdings, Inc.
Consolidated Statements of Stockholders’ Equity

				Accumulated		Total
			Additional	other		stockholders’	Preferred
	Common		paid-in	comprehensive	Retained	equity	Shares	Amount
(In thousands, except share data)	Shares	Amount	capital	income/(loss)	earnings	(Permanent)	(Temporary)	(Temporary)

Balances at August 3, 2008 (Predecessor)	997,827	$10	$13,031	$(198)	$2,722	$15,565	64,859	$60,170
Net loss	-	-	-	-	(1,971)	(1,971)	-	-
Change in fair value of interest rate swap, net of tax provision of $91	-	-	-	154	-	154	-	-
Total comprehensive loss						(1,817)
Repurchase of shares from management	(5,400)	-	(200)	-	-	(200)	(351)	-
Balances at August 2, 2009 (Predecessor)	992,427	$10	$12,831	$(44)	$751	$13,548	64,508	$60,170
Net income	-	-	-	-	20,021	20,021	-	-
Change in fair value of interest rate swap, net of tax provision of $26	-	-	-	44	-	44	-	-
Total comprehensive income						20,065
Balances at August 1, 2010 (Predecessor)	992,427	$10	$12,831	$-	$20,772	$33,613	64,508	$60,170
Net loss	-	-	-	-	(224)	(224)	-	-
Balances at October 3, 2010 (Predecessor)	992,427	$10	$12,831	$-	$20,548	$33,389	64,508	$60,170

Balances at October 4, 2010 (Date of Transactions)	-	$-	$-	$-	$-	$-	-	$-
Capital contribution	1	-	230,000	-		230,000	-	-
Net income	-	-	-	-	580	580	-	-
Balances at July 31, 2011 (Successor)	1	$-	$230,000	$-	$580	$230,580	-	$-

See accompanying notes to consolidated financial statements.

LRI Holdings, Inc.
Consolidated Statements of Cash Flows

(In thousands)	Period from October 4, 2010 to July 31, 2011 (Successor)	Period from August 2, 2010 to October 3, 2010 (Predecessor)	Fiscal year 2010 (Predecessor)	Fiscal year 2009 (Predecessor)
Cash flows from operating activities:
Net income (loss)	$580	$(224)	$20,021	$(1,971)
Adjustments to reconcile net income (loss) to net cash provided by operating activities —
Depreciation and amortization	14,588	3,112	17,040	17,206
Other amortization	4,502	241	1,331	1,217
In-kind interest on debt added to principal	-	-	-	1,394
Unrealized (gain) loss on interest rate swap	-	(182)	(798)	151
Loss on sale/disposal of property and equipment	765	203	928	880
Amortization of deferred gain on sale and leaseback	(3)	(18)	(79)	(68)
Impairment charges for long-lived assets	25	-	72	6,252
Tradename impairment	-	-	-	16,781
Share-based compensation expense	821	-	-	-
Tax benefit upon cancellation/exercise of Predecessor stock options	-	6,431	-	-
Deferred income taxes	(1,103)	(10,701)	6,199	(7,375)
Changes in operating assets and liabilities -
Receivables	(113)	126	(351)	47
Inventories	(1,114)	(205)	(414)	68
Prepaid expenses and other current assets	5,158	1,668	93	(661)
Other non-current assets and intangibles	(651)	(179)	(330)	206
Accounts payable	238	413	2,582	(1,299)
Intercompany payable	(19)	-	-	-
Income taxes payable / receivable	849	(3,985)	2,561	(1,540)
Other current liabilities and accrued expenses	(12,389)	4,942	4,930	40
Other long-term obligations	4,415	1,022	2,615	4,172
Net cash provided by operating activities	16,549	2,664	56,400	35,500
Cash flows from investing activities:
Acquisition of LRI Holdings, net of cash acquired	(311,633)	-	-	-
Purchase of property and equipment	(32,998)	(7,036)	(26,367)	(27,039)
Proceeds from sale of assets held for sale	-	-	1,184	-
Proceeds from sale and leaseback transactions, net of expenses	1,793	1,656	10,083	-
Net cash used in investing activities	(342,838)	(5,380)	(15,100)	(27,039)
Cash flows from financing activities:
Proceeds from issuance of Senior Secured Notes	355,000	-	-	-
Payments for debt issuance costs	(19,207)	-	-	-
Contribution from parent	230,000	-	-	-
Repayment of Predecessor’s senior secured credit facility	(132,825)	-	-	-
Repayment of Predecessor’s senior subordinated unsecured mezzanine term notes, including prepayment premium	(87,576)	-	-	-
Payments on term loan facility	-	-	(1,380)	(1,380)
Payments on revolving credit facility	-	-	(3,000)	(42,806)
Borrowings on revolving credit facility	-	-	3,000	42,806
Payments for deferred offering costs	-	-	(778)	-
Repurchase of shares	-	-	-	(200)
Net cash provided by (used in) financing activities	345,392	-	(2,158)	(1,580)
Increase (decrease) in cash and cash equivalents	19,103	(2,716)	39,142	6,881
Cash and cash equivalents, beginning of period	-	52,211	13,069	6,188
Cash and cash equivalents, end of period	$19,103	$49,495	$52,211	$13,069

See accompanying notes to consolidated financial statements.

LRI Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share data)

1.	Description of the Business

LRI Holdings and subsidiaries (collectively the “Company”) is engaged in the operation and development of the Logan’s Roadhouse restaurant chain.  As of July 31, 2011, our restaurants operate in 23 states and are comprised of 201 company-owned restaurants and 26 franchise-owned restaurants.

On October 4, 2010, LRI Holdings was acquired by certain wholly owned subsidiaries of Roadhouse Holding Inc. (“RHI”), a newly-formed Delaware corporation owned by affiliates of Kelso & Company, L.P. (the “Kelso Affiliates”) and certain members of management (the “Management Investors”).  After the acquisition transactions (the “Transactions”), the Kelso Affiliates owned 97% and the Management Investors owned 3% of the outstanding capital stock of RHI.  Although the Company is a wholly owned subsidiary of an indirect wholly owned subsidiary of RHI, RHI is the ultimate parent of the Company.  Prior to October 4, 2010, RHI and its subsidiaries had no assets, liabilities or operations.  See Note 3 for further discussion of the Transactions.

The Transactions resulted in a change in ownership of substantially all of LRI Holdings’ outstanding common stock and was accounted for in accordance with accounting guidance for business combinations and, accordingly, resulted in the recognition of assets acquired and liabilities assumed at fair value as of October 4, 2010.  The purchase price has been “pushed down” to LRI Holdings’ financial statements.  The consolidated financial statements for all periods prior to October 4, 2010 are those of the Company prior to the Transactions (“Predecessor”).  The consolidated financial statements for the period beginning October 4, 2010 are those of the Company subsequent to the Transactions (“Successor”).  As a result of the Transactions, the financial statements after October 4, 2010 are not comparable to those prior to that date.

Basis of presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), and all intercompany balances and transactions have been eliminated during consolidation.

Fiscal year

The Company operates on a 52 or 53-week fiscal year ending on the Sunday nearest to July 31.  The fiscal years ended August 2, 2009 (“fiscal year 2009”) and August 1, 2010 (“fiscal year 2010”) each consist of 52 weeks. The fiscal year ended July 31, 2011 consists of 52 weeks, but as a result of the Transactions is shown separately as the nine week Predecessor period from August 2, 2010 to October 3, 2010 and the 43-week Successor period from October 4, 2010 to July 31, 2011.

2.	Summary of Significant Accounting Policies

Use of estimates

The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of sales and expenses during the reporting period.  The Company has prepared these estimates in accordance with GAAP.  Significant items subject to estimates and assumptions include the carrying amount of property and equipment, goodwill, tradename and other intangible assets, obligations related to insurance reserves, share-based compensation expense and income taxes.  Actual results could differ from those estimates.

Segment reporting

The Company aggregates its operations into a single reportable segment within the casual dining industry, providing similar products to similar customers, exclusively in the United States. The restaurants also possess similar pricing structures, resulting in similar long-term expected financial performance characteristics. Accordingly, no further segment reporting beyond the consolidated financial statements is presented.

Fair value of financial instruments

The Company measures certain financial assets and liabilities at fair value in accordance with the applicable accounting guidance. These assets and liabilities are measured at each reporting period and certain of these are revalued as required (see Note 10).

Cash and cash equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Receivables

Receivables consist primarily of bank credit card receivables, which are short in duration and considered collectible. The Company, therefore, does not provide for an allowance for doubtful accounts.

Inventories

Inventories consist of food, beverages and supplies and are valued at the lower of cost (first-in, first out method) or market.  Supplies, consisting mainly of dishes, utensils and small equipment, represented $7,238 and $6,682 of the total inventory balance at July 31, 2011 and August 1, 2010, respectively.

Property and equipment

Property and equipment is recorded at cost. Expenditures for improvements and major remodels are capitalized and minor replacement, maintenance and repairs are charged to expense. Depreciation is computed using the straight-line method over the shorter of the estimated useful lives or the terms of the underlying leases of the related assets.

Useful lives for property and equipment is established for each asset class as follows:

Land	Indefinite
Buildings	6 - 35 years
Restaurant equipment	3 - 15 years
Leasehold improvements	6 - 35 years

Other assets

Other assets consist primarily of unamortized debt issuance costs, deposits and assets related to the Company’s non-qualified employee deferred compensation plan. Debt issuance costs are amortized to interest expense over the term of the related debt.

Goodwill and tradename

Goodwill represents the excess of cost over the fair value of net assets acquired in a purchase business combination. Goodwill and the Company’s indefinite-lived tradename asset are not amortized, but are subject to annual impairment testing, or more frequently, if indications of impairment exist. In the annual impairment test of goodwill, the Company uses a combination of the income, market and cost approach methods of valuation to determine the fair value. The estimated fair value of the Company is compared to the carrying value to determine whether an indication of impairment exists. If impairment is indicated, then the implied fair value of the Company’s goodwill is determined by allocating the estimated fair value to the Company’s assets and liabilities (including any unrecognized intangible assets) as if the Company had been acquired in a business combination. The amount of impairment for goodwill is measured as the excess of the carrying value over the implied fair value.

For the annual impairment test of the indefinite-lived tradename asset, the Company primarily uses the relief from royalty method under the income approach method of valuation. The amount of impairment, if any, is measured as the excess of the carrying value over the implied fair value (see Note 6).

Other intangible assets

Acquired intangible assets are initially valued at fair value using generally accepted valuation methods appropriate for the type of intangible asset. If determined to have a definite life, intangible assets are recorded at cost and amortized over their estimated useful lives.

Useful lives for other intangible assets are as follows:
Franchise agreements	19 years
Liquor licenses	Life of lease/building or indefinite
Favorable leases	Life of lease
Favorable contract	Life of contract
Menu	5 years

Impairment and store closing charges

The Company assesses the impairment of long-lived assets whenever changes in circumstances indicate that the carrying value may not be recoverable.  Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset or group of assets to the estimated undiscounted future identifiable cash flows expected to be generated by those assets.  Identifiable cash flows are measured at the lowest level where they are essentially independent of cash flows of other groups of assets and liabilities, generally at the restaurant level. If the carrying amount of an asset or group of assets exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset (see Note 8).

Insurance reserves

The Company self-insures a significant portion of expected losses under the Company’s workers’ compensation, employee health, general liability and property insurance programs. The Company has purchased insurance for individual claims for certain coverage that exceeds certain deductible limits, as well as aggregate limits above certain risk thresholds.  The Company records a liability, within other current liabilities and accrued expenses, for the estimated exposure for aggregate incurred but unpaid losses below those limits.

Summarized activity for the insurance reserves includes:

	Period from October 4, 2010 to July 31, 2011	Period from August 2, 2010 to October 3, 2010	Fiscal year 2010	Fiscal year 2009
	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
Reserve balance- beginning of period	$5,496	$5,371	$4,652	$4,645
Add: provision	7,590	1,824	8,623	8,367
Less: payments	(7,443)	(1,699)	(7,904)	(8,360)
Reserve balance- end of period	$5,643	$5,496	$5,371	$4,652

Revenue recognition

The Company records revenue from the sale of food and beverage products as they are sold, net of sales tax.  Proceeds from the sale of gift cards are recorded as deferred revenue and recognized as income when the gift card is redeemed by the holder or the likelihood of redemption, based upon historical redemption patterns, becomes remote.

Franchise fees received are recognized as income when the Company has performed all required obligations to assist the franchisee in opening a new franchise restaurant.  Franchise royalties are a percentage of net sales of franchised restaurants and are recognized as income when earned.

Cost of goods sold

Cost of goods sold is primarily food and beverage costs for inventory and related purchasing and distribution costs.  Vendor allowances received in connection with the purchase of a vendor’s products are recognized as a reduction of the related food and beverage costs as earned.

Leases

The Company has ground leases, ground plus building leases and office space leases that are recorded as operating leases, most of which contain rent escalation clauses and rent holiday periods. In accordance with applicable accounting guidance, rent expense under these leases is recognized on a straight-line basis over the shorter of the useful life, or the related lease life including probable renewal periods.  The difference in the straight-line expense in any year and amounts payable under the leases during that year is recorded as deferred rent liability.  The Company uses a lease life that begins on the date that the Company becomes legally obligated under the lease and extends through renewal periods that can be exercised at the Company’s option, when it is probable at the inception of the lease that the Company will exercise those renewal options.

Certain leases provide for contingent rent, which is determined as a percentage of sales in excess of specified minimum sales levels.  The Company recognizes contingent rent expense prior to the achievement of the specified sales target that triggers the contingent rent, provided achievement of the sales target is considered probable.

Occasionally, the Company is responsible for the construction of leased restaurant locations and for paying project costs that may be in excess of an agreed upon amount with the landlord. Applicable accounting guidance requires the Company to be considered the owner of these types of projects during the construction period. At July 31, 2011 and August 1, 2010, the following costs are included within property and equipment, net as construction in progress:

	July 31, 2011	August 1, 2010
	(Successor)	(Predecessor)
Project costs for leased restaurants included in construction in progress	$5,249	$2,574

Sale and leaseback transactions

The Company accounts for the sale and leaseback of real estate assets in accordance with applicable accounting guidance. Losses on sale and leaseback transactions are recognized at the time of sale if the fair value of the property sold is less than the undepreciated cost.  Gains on sale and leaseback transactions are deferred and amortized over the related lease life.

Pre-opening expenses

Pre-opening expenses incurred with the opening of a new restaurant are expensed when incurred. These costs primarily include manager salaries, employee payroll, rent and supplies.

Advertising

The Company expenses production costs of commercials in the fiscal period the advertising is first aired.  Other advertising costs of the Company are expensed in the fiscal period incurred.  The Company receives 0.5% of franchisee net sales as a marketing contribution which is recorded as an offset to the Company’s advertising costs. Net advertising expense, which is recorded in other restaurant operating expenses, for each fiscal period is listed below:
	Period from October 4, 2010 to July 31, 2011	Period from August 2, 2010 to October 3, 2010	Fiscal year 2010	Fiscal year 2009
	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
Advertising expense, net	$13,108	$2,632	$12,698	$9,203

Share-based compensation

Stock options are granted with an exercise price equal to or greater than the fair market value of the underlying stock on the date of grant. Because there is no public market for LRI Holdings or RHI shares, fair market value is set based on the good-faith determination of the board of directors. The grant date fair values have been determined utilizing the Black-Scholes option pricing model.  We recognize expense on time-based options but not performance-based options, because they are contingent on a change in control which is not considered probable.  Stock option compensation expense has been calculated and recognized in general and administrative expenses, following applicable accounting guidance.  The Company’s share-based compensation expense is further described in Note 17.

Income taxes

Income taxes are accounted for pursuant to applicable accounting guidance, which requires recognition of deferred tax assets and liabilities for the expected future income tax consequences of transactions that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the tax affected differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by valuation allowances which represent the estimated amount of deferred tax assets that may not be realized based upon estimated future taxable income. Future taxable income, reversals of temporary differences, available carry back periods and changes in tax laws could affect these estimates. Employer tax credits for FICA taxes paid on employee tip income are accounted for by the flow-through method.

The Company recognizes a tax position in the consolidated financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities that have full knowledge of all relevant information. A recognized tax position is then measured at the largest amount of benefit that is more than 50% likely to be realized upon settlement.

Comprehensive income (loss)

Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting stockholders’ equity that, under GAAP, are excluded from net income. Other comprehensive income (loss) as presented in the consolidated statements of stockholders’ equity for the Predecessor fiscal years 2009 consisted of the unrealized gain (loss), net of tax, of the Company’s cash flow hedges.

Derivative instruments

The Company does not use derivative instruments for trading purposes.  As of July 31, 2011, the Company did not have any derivative instruments.  For periods prior to the Transactions, the Company had interest rate swap agreements.

The Company recognizes all derivative instruments at fair value as either assets or liabilities on the balance sheet.  The fair value of the derivative financial instrument is determined using valuation models that are based on the net present value of estimated future cash flows and incorporates market data inputs.  The Company’s interest rate swap associated with the Predecessor’s senior secured credit facility was terminated by payment of a termination fee on the date of closing of the Transactions.  See Note 9 for a discussion of the use of interest rate swap agreements.

Application of new accounting standards

In January 2010, the Financial Accounting Standards Board (the “FASB”) issued guidance which required additional disclosure of the amounts and reasons for significant transfers in and out of Level 1 and Level 2 of the fair value hierarchy.  This guidance also clarified existing disclosure requirements by defining the level of disaggregation of instruments into classes as well as additional disclosure around the valuation techniques and inputs used to measure fair value.  In addition, this guidance also requires a reporting entity to disclose purchases, sales, issuances and settlements in the roll forward of activity for instruments categorized as Level 3 in the fair value hierarchy.  The majority of the requirements in this guidance became effective for interim and annual periods beginning after December 15, 2009 (our fiscal 2010 third quarter).  Requirements for the disclosure of the roll forward of activities for Level 3 fair value measurements were effective for annual and interim periods beginning after December 15, 2010 (our fiscal 2011 third quarter).  The adoption of this guidance did not have a material impact on the consolidated financial statements.

In May 2011, the FASB issued fair value guidance that changed the wording used in the existing guidance to better align GAAP with International Financial Reporting Standards (“IFRS”).  In addition, this guidance clarifies the FASB’s intent on various aspects of the fair value guidance and requires increased disclosure of quantitative information about unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy.  This guidance is effective for interim and annual periods beginning after December 15, 2011 (our fiscal 2012 third quarter) and should be applied prospectively.  The Company does not expect the adoption of this guidance to have a material impact on the consolidated financial statements.

In June 2011, the FASB issued guidance regarding the presentation of other comprehensive income which requires a reporting entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  This guidance eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity.  The guidance is intended to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 (our fiscal 2013 first quarter) and should be applied retrospectively.  The Company does not expect the adoption of this guidance to have a material impact on the consolidated financial statements.

3.	The Transactions

On the closing date of the Transactions discussed in Note 1, the following events occurred:

•
All issued and outstanding shares of LRI Holdings’ common stock and preferred stock and all vested and unvested options to purchase LRI Holdings’ common stock (all holders of such stock and options are defined as “Sellers”) were converted into, or canceled in exchange for, the right to receive an aggregate of $353,943 in cash;

•	New equity contributions of $230,000 were made by the Kelso Affiliates and certain members of management to purchase shares of RHI;

•
All outstanding debt and accrued interest related to the Predecessor’s senior secured credit facility was retired. The amount of principal and accrued interest paid on the date of closing was $133,097.  Additionally, the interest rate swap agreement related to outstanding borrowings under such senior secured credit facility was terminated by payment of a termination fee on the date of closing of $1,658;

•
All outstanding borrowings, accrued interest and a prepayment premium related to the Predecessor’s senior subordinated unsecured mezzanine term notes were repaid. The amount paid at closing to retire these notes including the prepayment premium was $89,661;

•
Logan’s Roadhouse, Inc., a wholly owned subsidiary of LRI Holdings, issued $355,000 of 10.75% senior secured notes due 2017 (“Senior Secured Notes”), guaranteed by LRI Holdings and the subsidiaries of Logan’s Roadhouse, Inc.; and

•
Logan’s Roadhouse, Inc. entered into a senior secured revolving credit facility, guaranteed by LRI Holdings and the subsidiaries of Logan’s Roadhouse, Inc., which provides for senior secured revolving credit borrowings of up to $30,000 (“Senior Secured Revolving Credit Facility”), including a $12,000 letter of credit sub-facility and a $5,000 swingline sub-facility with a maturity date of October 4, 2015.

The Transactions resulted in a change in ownership of substantially all of the Company’s outstanding common stock and is accounted for in accordance with accounting guidance for business combinations and, accordingly resulted in the recognition of assets acquired and liabilities assumed at fair value as of October 4, 2010. The purchase price paid in the Transactions has been “pushed down” to the Company’s financial statements.

The following table summarizes the allocation of the purchase price to assets acquired and liabilities assumed:

Purchase price:
Cash (contribution from parent)	$230,000
Senior Secured Notes	355,000
Total consideration	$585,000
Assets acquired:
Cash and cash equivalents	$34,452
Receivables	9,847
Inventories	10,256
Prepaid expenses and other current assets	8,525
Income taxes receivable	4,537
Deferred income taxes	1,981
Property and equipment	214,825
Other assets	20,765
Goodwill	331,788
Tradename	71,694
Other intangible assets	27,373
Total assets acquired	736,043

Liabilities assumed:
Accounts payable	16,444
Other current liabilities and accrued expenses	64,707
Deferred income taxes	38,623
Other long-term obligations	31,269
Total liabilities assumed	151,043
Net assets acquired	585,000
Net assets acquired, exclusive of cash acquired	$550,548

The goodwill arising from the Transactions is largely attributable to the growth potential of the Company. No intangibles, including goodwill, are deductible for tax purposes.

The following table presents the change in goodwill since the date of the Transactions:

Goodwill, as of October 4, 2010	$334,106
Tax related adjustments	532
Finalization of valuation studies	(2,850)
Goodwill, as of July 31, 2011	$331,788

Costs incurred in connection with the Transactions resulted in general and administrative expense of $11,138 in the Successor period ended July 31, 2011; $10,272 in the Predecessor period ended October 3, 2010 (additional costs of $18,892 were expensed in the Predecessor company subsequent to October 3, 2010); and $19,207 of debt issuance costs recorded in other assets to be amortized over the lives of the related debt instruments.

Related party disclosures

At the time of the Transactions, Seller proceeds of $17,800 were deposited into an escrow account to serve as security for and as a sole source of payment of Seller obligations relating to Predecessor periods. Of this amount, $674 was paid to the Company as a result of certain purchase price adjustments and $326 was released to Sellers in the Successor period ended July 31, 2011. The remaining escrow funds will be managed in accordance with the terms of an escrow agreement with final distribution of all remaining escrow amounts being made 30 days after delivery of the Company’s audited financial statements for fiscal year 2011.

In accordance with the terms of the Transactions, Sellers are entitled to any actual refunds of income taxes relating to Predecessor periods which will be paid after filing of the Predecessor income tax returns and receipt of those tax refunds by the Company. The deductibility of stock options and transaction costs resulted in an income tax receivable at October 3, 2010 of $4,537 and an offsetting payable to Sellers of the same amount at July 31, 2011.  Additionally, a receivable and offsetting payable is recorded at July 31, 2011 which represents the amounts held in escrow related to options exercised that are ultimately payable to the Sellers of $2,437.

Supplemental pro forma financial information

The unaudited pro forma results of operations presented below assumes the Transactions occurred at the beginning of the prior fiscal year and is carried forward through the current fiscal year. This unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of the historical results that would have occurred if the Transactions had actually taken place on the date indicated and is not necessarily indicative of the Company’s future consolidated results of operations. Pro forma adjustments reflect expenses that exist as a result of the Transactions and consist primarily of interest, depreciation and amortization and income tax expenses. For purposes of comparison, the prior fiscal year presented includes amortization of the current year favorable contract.

Fiscal year ended
July 31, 2011:
As reported:
Total revenues	$593,073
Net income	356
Supplemental pro forma:
Total revenues	593,073
Net income	7,449
August 1, 2010:
As reported:
Total revenues	557,528
Net income	20,021
Supplemental pro forma:
Total revenues	557,528
Net income	4,635

4.	Property and Equipment, net

Property and equipment, net, as of July 31, 2011 and August 1, 2010, consists of the following:

	July 31, 2011 (Successor)	August 1, 2010 (Predecessor)
Land	$6,746	$6,395
Buildings	11,499	3,328
Restaurant equipment	41,736	63,021
Leasehold improvements	169,660	163,931
	229,641	236,675
Accumulated depreciation and amortization	(13,281)	(50,316)
	216,360	186,359
Construction in progress	16,580	10,078
Property and equipment, net	$232,940	$196,437

Depreciation and amortization expense, excluding amortization of intangible assets, and interest capitalized into the cost of property and equipment, was as follows:

	Depreciation and amortization expense	Interest capitalized
Period from October 4, 2010 to July 31, 2011 (Successor)	$13,503	$588
Period from August 2, 2010 to October 3, 2010 (Predecessor)	2,818	119
Fiscal year 2010	15,465	253
Fiscal year 2009	15,661	329

The Company had property and equipment purchases accrued in accounts payable and other current liabilities and accrued expenses in the accompanying consolidated balance sheets of $4,019 and $2,968 at July 31, 2011 and August 1, 2010, respectively.

5.	Other Assets

Other assets, as of July 31, 2011 and August 1, 2010, consist of the following:

	July 31, 2011 (Successor)	August 1, 2010 (Predecessor)
Debt issuance costs, net	$16,849	$4,695
Deposits	1,069	960
Non-qualified savings plan assets	1,574	1,110
Deferred sale and leaseback transaction costs, net	-	512
Total	$19,492	$7,277

6.	Goodwill and Intangible Assets

Goodwill and tradename are indefinite-lived assets and are not subject to amortization, but are subject to annual impairment testing, or more frequently, if indications of impairment exist.  Other intangible assets and the related useful lives (all definite-lived intangible assets are amortized straight-line over the amortization period) are as follows:

	Amount	Weighted average years
Menu	$5,356	5.0
Franchise agreements	2,588	19.2
Favorable contracts	2,533	0.8
Favorable leases	12,960	17.8
Liquor licenses	2,370	21.2
Liquor licenses	1,641	Indefinite

The following table presents other intangible assets, excluding goodwill and tradename, subject to and not subject to amortization:

	July 31, 2011	August 1, 2010
	(Successor)	(Predecessor)
Other intangible assets:
Non-amortizable	$1,641	$1,850
Amortizable	25,807	27,765
	27,448	29,615
Accumulated amortization	(4,233)	(6,828)
Total net other intangible assets	$23,215	$22,787

Estimated future amortization of intangible assets to amortization expense and favorable leases to rent expense is as follows:

	Amortization expense	Rent expense
Fiscal year 2012	$1,329	$753
Fiscal year 2013	1,329	753
Fiscal year 2014	1,329	753
Fiscal year 2015	1,329	753
Fiscal year 2016	454	753
Thereafter	3,459	8,580
Total	$9,229	$12,345

Due to the Transactions occurring within the fiscal year, management evaluated and determined there were no significant changes or events that would have resulted in a material change to the carrying amount of goodwill or the indefinite-lived tradename asset and therefore no impairment test was deemed necessary for the Successor fiscal period ended July 31, 2011.  The Company performed its annual assessment of goodwill as of the end of the second quarter of the Predecessor fiscal years 2010 and 2009 and concluded there was no indication of impairment.  For the Predecessor fiscal year 2010, the Company performed the annual impairment test of the indefinite-lived tradename and no indication of impairment existed.  For the Predecessor fiscal year 2009, the Company recorded an impairment charge of $16,781 for the indefinite-lived tradename. The fair value calculation is dependent on a number of factors, including estimates of future growth and trends, discount rates and other variables.

7.	Other Current Liabilities and Accrued Expenses and Other Long-Term Obligations

Other current liabilities and accrued expenses, as of July 31, 2011 and August 1, 2010, consist of the following:

	July 31, 2011 (Successor)	August 1, 2010 (Predecessor)
Accrued expenses	$690	$2,504
Accrued interest	11,189	340
Bonus and incentive awards	3,103	4,833
Accrued vacation	923	830
Deferred revenue	4,017	3,753
Derivative liability	-	1,865
Insurance reserves	5,643	5,371
Payable to Seller (see Note 3)	6,974	-
Payroll related accruals	11,697	10,827
Taxes payable	8,079	7,573
Total	$52,315	$37,896

Other long-term obligations, as of July 31, 2011 and August 1, 2010, consist of the following:

	July 31, 2011 (Successor)	August 1, 2010 (Predecessor)
Deferred rent liability	$4,078	$14,861
Asset retirement obligation	1,690	1,955
Non-qualified savings plan liability	1,574	1,110
Deferred management compensation	-	1,421
Unfavorable leases	26,635	10,521
Deferred gain on sale and leaseback transactions	112	2,285
Other	719	789
Total	$34,808	$32,942

8.	Impairment and Store Closing Charges

Impairment charges

The Company performed a long-lived asset impairment analysis during the Successor period ended July 31, 2011 and the Predecessor periods ended October 3, 2010 and fiscal year 2010 and determined that no additional restaurants had carrying amounts in excess of their fair value; however, the Company did write-off additions related to previously impaired restaurants. The same analysis was performed during  fiscal year 2009 and the Company determined that eight restaurants had carrying amounts in excess of their fair value. The assessments compared the carrying amounts of each restaurant to the estimated future undiscounted net cash flows of that restaurant and an impairment charge was recorded based on the amount by which the carrying amount of the assets exceeded their fair value. Fair value was determined based on an assessment of individual site characteristics and local real estate market conditions along with estimates of future cash flows. Impairment charges were recorded as follows:

	Period from October 4, 2010 to July 31, 2011	Period from August 2, 2010 to October 3, 2010	Fiscal year 2010	Fiscal year 2009
	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
Impairment charges	$25	$-	$89	$6,452

Store closing charges

During fiscal year 2009, the Company closed one restaurant which had been impaired in fiscal year 2008. Additional store closing costs of $153 were recorded, offset by an adjustment to the estimated fair value of ($200). The store closing costs primarily included inventory writeoffs, employee termination benefits and other incidental store closing charges.  The property sold in fiscal year 2010, resulting in additional store closing costs of $19; offset by an adjustment to the fair value of ($17).

9.	Long-Term Debt

Long-term debt obligations at July 31, 2011 and August 1, 2010, consist of the following:

	July 31, 2011 (Successor)	August 1, 2010 (Predecessor)
Senior Secured Notes, bearing interest at 10.75%	$355,000	$-
Term loan facility, bearing interest at Eurodollar rate plus 2.25% (2.60% at August 1, 2010)	-	132,825
Senior secured revolving credit facility	-	-
Senior subordinated unsecured mezzanine term notes, bearing interest at 13.25%	-	85,858
	355,000	218,683
Less: current maturities	-	(1,380)
Long-term debt, less current maturities	$355,000	$217,303

Senior Secured Revolving Credit Facility

In connection with the Transactions, the Company terminated the Predecessor’s senior secured credit facility and Logan’s Roadhouse Inc. entered into the Senior Secured Revolving Credit Facility that provides a $30,000 revolving credit facility with a maturity date of October 4, 2015. The Senior Secured Revolving Credit Facility includes a $12,000 letter of credit sub-facility and a $5,000 swingline sub-facility. As of July 31, 2011, the Company had no borrowings drawn on the Senior Secured Revolving Credit Facility and $3,745 of undrawn outstanding letters of credit resulting in available credit of $26,255.

The Senior Secured Revolving Credit Facility is collateralized on a first-priority basis by a security agreement, which includes the tangible and intangible assets of the borrower and those of LRI Holdings and all subsidiaries, and is guaranteed by LRI Holdings and the subsidiaries of Logan’s Roadhouse, Inc.

Senior Secured Notes

In connection with the Transactions, Logan’s Roadhouse, Inc. issued $355,000 aggregate principal amount of Senior Secured Notes in a private placement to qualified institutional buyers.  In July 2011, the Company completed an exchange offering which allowed the holders of those notes to exchange their notes for notes identical in all material respects except they are registered with the Securities and Exchange Commission (“SEC”) and are not subject to transfer restrictions.  The Senior Secured Notes bear interest at a rate of 10.75% per annum, payable semi−annually in arrears on April 15 and October 15, beginning on April 15, 2011.  The Senior Secured Notes mature on October 15, 2017.

The Senior Secured Notes are secured on a second-priority basis by the collateral securing the Senior Secured Revolving Credit Facility and are guaranteed by LRI Holdings and the subsidiaries of Logan’s Roadhouse, Inc.

On or after October 15, 2013, Logan’s Roadhouse, Inc. may redeem all or part of the Senior Secured Notes at redemption prices (expressed as a percentage of principal amount) ranging from 108.1% to 100.0%, plus accrued and unpaid interest. Prior to October 15, 2013, Logan’s Roadhouse, Inc. may on one or more occasions redeem up to 35% of the original principal amount of the notes using the proceeds of certain equity offerings at a redemption price of 110.8%, plus any accrued and unpaid interest. At any time during the 12-month periods commencing on October 15, in each of 2010, 2011 and 2012, Logan’s Roadhouse, Inc. may redeem up to 10% of the original principal amount at a redemption price equal to 103.0%, plus any accrued and unpaid interest. As of July 31, 2011, no portion of the Notes has been redeemed.

As of July 31, 2011, the fair value of the Senior Secured Notes was $370,088.

The Senior Secured Revolving Credit Facility and the Indenture that governs the Senior Secured Notes contain significant financial and operating covenants.  The financial covenants include a maximum consolidated leverage ratio, a minimum consolidated interest coverage ratio and a maximum capital expenditure limit.  The non-financial covenants include prohibitions on the Company and the Company’s guarantor subsidiaries’ ability to incur certain additional indebtedness or to pay dividends.  Additionally, the Company is subject to the reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as a non−accelerated filer, even if the Company is not specifically required to comply with such sections of the Exchange Act. Failure to comply with these covenants constitutes a default and may lead to the acceleration of the principal amount and accrued but unpaid interest on the Senior Secured Notes.  As of July 31, 2011, the Company was in compliance with all required covenants.

Debt issuance costs

The Company incurred $19,207 of debt issuance costs in connection with obtaining new financing.  These costs were capitalized and will be amortized to interest expense over the lives of the respective debt instruments. Amortization of debt issuance costs related to Successor debt in the Successor period ended July 31, 2011 and Predecessor debt in the prior periods was as follows:

	Successor debt	Predecessor debt
	Period from October 4, 2010 to July 31, 2011	Period from August 2, 2010 to October 3, 2010	Fiscal year 2010	Fiscal year 2009
Amortization of debt issuance costs	$2,499	$269	$1,484	$1,369

Repayment of Predecessor debt and interest rate swap agreements

Prior to the Transactions, the Company had a senior secured credit facility which included (a) a term loan facility with an original principal balance of $138,000, maturing on December 6, 2012 and requiring quarterly principal payments of $345, and (b) a revolving credit facility of up to $30,000.  The senior secured credit facility was terminated as part of the Transactions with payment of the outstanding principal balance on the term loan facility of $132,825, payment of accrued and unpaid interest of $272 and cancellation of undrawn outstanding letters of credit of $3,854.

In addition the Company had senior subordinated unsecured mezzanine term notes, originally issued at $80,000 and due June 6, 2014.  Since issuance the Company had elected to add $5,858 in accrued interest to the outstanding principal, resulting in a total outstanding principal balance prior to the Transactions of $85,858.  The notes were repaid as part of the Transactions with total payment of $89,661, which included principal of $85,858, accrued and unpaid interest of $2,086 and a prepayment premium of $1,717.

Unamortized debt issuance costs of $4,425 related to Predecessor financing were removed in accordance with accounting guidance for business combinations.

Prior to the Transactions, the Company had an interest rate swap agreement related to $75,000 of the term loan facility which effectively converted this portion of the principal from a variable to a fixed rate.  This agreement was terminated in connection with the Transactions by payment of a termination fee of $1,658.  Effective March 31, 2009, this swap was converted to a new agreement with an expiration date of June 6, 2011 and became a designated cash flow hedge.  As of August 1, 2010 the $75,000 interest rate swap was located within other current liabilities and accrued expenses in the consolidated balance sheet at a fair value of $(1,865).  During the Predecessor period, the Company recognized gains and losses, within other expense, net, related to the $75,000 interest rate swap as follows:

	Predecessor
	Period from August 2, 2010 to October 3, 2010	Fiscal year 2010	Fiscal year 2009
Gain/(loss) recognized in other expense, net	$182	$798	$(1,543)

The Company also had a $15,000 interest rate swap agreement that expired during fiscal year 2010.  The $15,000 interest rate swap was a designated cash flow hedge.  For fiscal year 2009, the Company recorded unrealized losses, net of tax, for the change in the fair value of $154 in accumulated other comprehensive income. The $15,000 interest rate swap expired in fiscal year 2010, resulting in removal of the previously recorded unrealized losses to accumulated other comprehensive income of $44, net of tax.

10.	Fair Value Measurements

Fair value measurements are made under a three-tier fair value hierarchy, which prioritizes the inputs used in measuring the fair value:

Level 1:  Observable inputs such as quoted prices in active markets;

Level 2:  Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:  Unobservable inputs in which there is little or no market data, requiring the reporting entity to develop its own assumptions.

There were no transfers among levels within the fair value hierarchy during the periods ended July 31, 2011 and August 1, 2010.

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of July 31, 2011 and August 1, 2010:

	Level	July 31, 2011 (Successor)	August 1, 2010 (Predecessor)
Deferred compensation plan assets(1)	1	$1,574	$1,110
Interest rate swap liability(2)	2	-	(1,865)
Total		$1,574	$(755)

(1)
Represents plan assets established under a Rabbi Trust for the Company’s non-qualified savings plan.  The assets of the Rabbi Trust are invested in mutual funds and are reported at fair value based on active market quotes.

(2)
Fair value for the interest rate swap liability was determined based on the present value of expected future cash flows considering the risks involved, using discount rates appropriate for the duration and considering counterparty risk.  The interest rate swap agreement was terminated as part of the Transactions.

The Company tests goodwill and other nonfinancial assets and liabilities on a non-recurring basis. The test for goodwill is completed at least annually. Fair value is determined using a combination of income-based and market-based approaches utilizing widely accepted valuation techniques.  The inputs, and values derived under both methods, are categorized as Level 3.  For the periods ended July 31, 2011 and August 1, 2010, the Company did not have any asset impairment charges related to the fair value measurement of goodwill (see Note 6).

The Company generally estimates long-lived asset fair values, including property and equipment and leasehold improvements, using the income approach. The inputs used to determine fair value relate primarily to future assumptions regarding restaurant sales and profitability. These inputs are categorized as Level 3 inputs.  For the periods ended July 31, 2011 and August 1, 2010, the Company recorded $25 and $89, respectively, of asset impairment charges related to the fair value measurement (see Note 8).

At July 31, 2011 and August 1, 2010, the Company did not have any significant nonfinancial assets or liabilities that required a fair value measurement on a recurring basis.

11.	Income Taxes

Significant components of the Company’s net deferred tax liability consisted of the following:

	July 31, 2011 (Successor)	August 1, 2010 (Predecessor)
Deferred tax assets:
Accrued compensation and related costs	$1,005	$304
Insurance reserves	2,049	1,975
Other reserves	173	168
Share-based compensation	1,262	-
Deferred rent	1,580	5,732
Unredeemed gift cards	434	246
Interest rate swap	-	659
Unfavorable leases	10,320	4,058
General business and other tax credits	15,386	-
Net operating loss carryforwards	1,052	-
Transaction costs	3,652	-
Total deferred tax assets	36,913	13,142
Deferred tax liabilities:
Intangibles	36,280	30,300
Property and equipment	32,513	20,954
Supplies inventory	2,804	2,577
Prepaid expenses	855	1,969
Other	-	676
Total deferred tax liabilities	72,452	56,476
Net deferred tax liability	$35,539	$43,334

Current deferred tax asset	$2,207	$1,195
Non-current deferred tax liability	(37,746)	(44,529)
Net deferred tax liability	$(35,539)	$(43,334)

The Company routinely assesses whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment. Based upon the Company’s assessment at July 31, 2011 and August 1, 2010, it was determined that it is more likely than not that the deferred tax assets will be realized, through the reversal of deferred tax liabilities and the generation of future taxable income. Therefore, the Company did not provide for a valuation allowance.  The Company has general business and other tax credits totaling $15,386 million available to offset future taxes which begin to expire in fiscal year 2028.  Federal and State net operating loss carryforwards totaling $1,052 begin to expire in fiscal year 2032.

The components of the (benefit from) provision for income taxes were as follows:

	Period from October 4, 2010 to July 31, 2011 (Successor)	Period from August 2, 2010 to October 3, 2010 (Predecessor)	Fiscal year 2010 (Predecessor)	Fiscal year 2009 (Predecessor)
Current:
Federal	$512	$2,321	$4,097	$864
State and local	521	140	1,382	1,682
Deferred:
Federal	(1,101)	(10,975)	5,989	(7,362)
State and local	(2)	274	236	(668)
Total (benefit from) provision for income taxes	$(70)	$(8,240)	$11,704	$(5,484)

The table includes a reconciliation of the federal statutory rate to our effective tax rate:

	Period from October 4, 2010 to July 31, 2011 (Successor)	Period from August 2, 2010 to October 3, 2010 (Predecessor)	Fiscal year 2010 (Predecessor)	Fiscal year 2009 (Predecessor)
Tax at federal statutory rate	35.0%	35.0%	35.0%	34.0%
State and local income taxes, net of federal benefit	101.7%	-2.6%	4.9%	-8.1%
General business and other tax credits	-374.9%	5.3%	-6.7%	54.1%
Transaction-related costs	213.3%	61.4%	0.0%	0.0%
Effect of rate change and other, net	11.2%	-1.7%	3.7%	-6.4%
Effective tax rate	-13.7%	97.4%	36.9%	73.6%

The effective income tax rate for the Successor period ended July 31, 2011 was impacted by the tax treatment of certain transaction related costs offset by the magnified effect of wage credits on low pre-tax income.  The effective income tax rate for the Predecessor period ended October 3, 2010 was impacted by the tax treatment of certain transaction related costs.  The effective tax rate for fiscal year 2010 was impacted by a one-time charge to adjust the federal tax rate applied to the deferred balances from 34% to 35%, offset by wage credits.

For the Successor periods after October 4, 2010, the Company will be included in the consolidated tax return of RHI.  For the Predecessor periods, the Company’s consolidated tax return was filed by LRI Holdings.  For all periods presented, the Company’s income tax provision has been prepared as if the Company filed a federal tax return at the LRI Holdings consolidated level.

As of July 31, 2011, the Company did not have material unrecognized tax benefits. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. For the presented periods, no interest or penalties have been recorded in the consolidated financial statements.

During fiscal year 2010, the Internal Revenue Service (“IRS”) examined the Company’s consolidated federal income tax returns for the years ended July 29, 2007 and August 3, 2008. The Company reached a settlement with the IRS for those tax periods which did not have a material impact on the consolidated financial statements.

12.	Leases

As of July 31, 2011, the Company leases 193 restaurant facilities as well as office facilities and equipment under non-cancelable lease agreements. These leases have all been classified as operating leases. A majority of the Company’s lease agreements provide for renewal options and contain escalation clauses. Additionally, certain restaurant leases provide for contingent rent payments based upon sales volume in excess of specified minimum levels.

The following is a schedule by year of the future minimum rental payments required under operating leases as of July 31, 2011. The amounts include optional renewal periods when it is probable that the Company will exercise the options.

Year	Total
Fiscal year 2012	$35,397
Fiscal year 2013	36,333
Fiscal year 2014	36,527
Fiscal year 2015	36,615
Fiscal year 2016	36,526
Thereafter	596,592
Total	$777,990

Rent expense included the following:

	Period from October 4, 2010 to July 31, 2011 (Successor)	Period from August 2, 2010 to October 3, 2010 (Predecessor)	Fiscal year 2010 (Predecessor)	Fiscal year 2009 (Predecessor)
Minimum	$31,807	$6,829	$35,632	$34,401
Contingent	81	11	107	158
Total	$31,888	$6,840	$35,739	$34,559

The Company uses sale and leaseback transactions as a financing mechanism.  The sale and leaseback transactions may include land and building or building only.  The leases generally have initial terms of 20 years and have all been classified as operating leases.  The Company recognizes losses in the period of sale and defers gains to be amortized over the related lease life.

The Company sold and subsequently leased back one building on leased land in each of the Successor period ended July 31, 2011 and the Predecessor period ended October 3, 2010.  These transactions resulted in a deferred gain of $115 and a realized loss of $33, respectively.  During fiscal year 2010, the Company sold and leased back six buildings constructed on leased land.  The transactions resulted in deferred gains of $658 and a realized loss of $30.

13.	Commitments and Contingencies

Litigation

Based upon information currently available, the Company is not a party to any litigation that management believes could have a material effect on the Company’s business or the Company’s consolidated financial statements.

Guarantees

LRI Holdings has fully and unconditionally guaranteed both the Senior Secured Revolving Credit Facility and the Senior Secured Notes.

Indemnifications

The Company is party to certain indemnifications to third parties in the ordinary course of business. The probability of incurring an actual liability under such indemnifications is sufficiently remote that no liability has been recorded.

14.	Related Party Transactions

Related Party Transactions Relating to Successor Relationships

Stockholders’ agreement

The Kelso Affiliates and the Management Investors own all of the outstanding capital stock of our ultimate parent company, RHI.  RHI entered into a stockholders’ agreement, dated October 4, 2010, between the Kelso Affiliates and the Management Investors (the “Successor Stockholders Agreement”) that contains, among other things, provisions relating to RHI’s governance, transfer restrictions, call rights, tag-along rights and drag-along rights. The Successor Stockholders Agreement provides that the Kelso Affiliates are entitled to elect (or cause to be elected) all of RHI’s directors.  The Company’s Chief Executive Officer is currently and will continue to be a member of the Board as long as he remains employed in this capacity and is duly appointed.

Stockholders registration rights agreement

RHI and its stockholders entered into a registration rights agreement substantially simultaneously with the consummation of the Transactions, which grants such stockholders certain registration rights (the “Stockholders Registration Rights Agreement”). The Kelso Affiliates have demand registration rights and all of the other parties to the Stockholders Registration Rights Agreement have the right to participate in any demand registration on a pro rata basis, subject to certain conditions. In addition, if RHI proposes to register any of its shares (other than registrations related to exchange offers, benefit plans and certain other exceptions), all of the other parties to the Stockholders Registration Rights Agreement have the right to include their shares in such registration, subject to certain conditions.

Management subscription agreements

Simultaneously with the consummation of the Transactions, the Management Investors entered into management subscription agreements with RHI pursuant to which they agreed to subscribe for and purchase an aggregate of 3% of the common stock of RHI for an aggregate purchase price of $6,900. The purchase price per share was equal to the purchase price per share paid by the Kelso Affiliates in connection with the Transactions.

Advisory agreement

In connection with the Transactions, Logan’s Roadhouse, Inc. entered into an advisory agreement with Kelso (the “Advisory Agreement”) pursuant to which the Company paid Kelso a one-time advisory fee of $7,000 and reimbursed Kelso for out-of-pocket costs and expenses incurred in connection with the Transactions.  In addition, pursuant to the Advisory Agreement, Kelso will provide the Company with financial advisory and management consulting services in return for annual fees of $1,000 to be paid quarterly.  The Company will pay Kelso transaction service fees upon the completion of certain types of transactions that directly or indirectly involve the Company and will indemnify Kelso and certain of Kelso’s officers, directors, partners, employees, agents and control persons for any losses and liabilities arising out of the Advisory Agreement.  For the Successor period ended July 31, 2011, the Company recognized $838 of management advisory fees.  As of July 31, 2011, the Company had prepaid management advisory fees of $154.

Related Party Transactions Relating to Predecessor Relationships

Stockholders’ agreement

On December 6, 2006, the Company entered into a stockholders’ agreement (the “Predecessor Stockholders Agreement”) with all of the Company’s stockholders, which included certain of the Company’s management. Under the terms of the Predecessor Stockholders Agreement, the Company’s major stockholders were entitled to designate six members of the Company’s seven-member board of directors, with the seventh member being the Company’s Chief Executive Officer. The Predecessor Stockholders Agreement also placed certain restrictions on the sale or transfer of shares of the Company’s Class A common stock to third parties and required first offer rights to the Company and then to the major stockholders. In addition, subject to certain exceptions, including issuances pursuant to an initial public offering, the Predecessor Stockholders Agreement granted holders of the Company’s Class A common stock preemptive rights with respect to issuances of additional Class A common stock.  The Predecessor Stockholders Agreement was terminated in connection with the Transactions.

Management agreement and acquisition fees

On December 6, 2006, the Company entered into a management and consulting services agreement (the “Management Agreement”), as amended and restated on June 7, 2007, with BRS, Canyon Capital and Black Canyon, owners of LRI Holdings (collectively, the “Service Providers”). The Management Agreement had a 10-year initial term and automatically renewed for one-year terms, unless cancelled by either party, in writing, within 90 days of each expiration date. The Company could terminate the Management Agreement upon consummation of an approved sale, as defined, or an initial public offering, subject to a buyout fee, as defined in the Management Agreement.  The buyout fee paid on October 4, 2010 to terminate the agreement was $8,031.

Under the terms of the Management Agreement, the Service Providers received an aggregate annual fee equal to 2% of the Company’s fiscal year Adjusted EBITDA (the “Management Fee”) as defined in the Management Agreement, plus reasonable out-of-pocket expenses. The Management Agreement also entitled the Service Providers to transaction fees in an amount equal to 2% of the aggregate value of an occurring transaction, as defined, plus reasonable out-of-pocket fees and expenses.  The Company agreed to indemnify the Service Providers for any losses and liabilities arising out of the Management Agreement.  The Company incurred $172, $1,501 and $1,302 in Management Fees for the Predecessor period ended October 3, 2010, fiscal year 2010 and fiscal year 2009, respectively. At August 1, 2010 the Company had prepaid Management Fees of $760, offset by $101 of accrued Management Fees.  In connection with the Transactions, a transaction fee of $11,200 was paid and the agreement was terminated.

15.	Employee Retirement Plans

Employee savings plan

The Logan’s Roadhouse, Inc. Employee Savings Plan, is a defined contribution plan that complies with Section 401(k) of the Internal Revenue Code of 1986, as amended, (the “IRC”). Employees may voluntarily contribute between 1% and 50% of their annual pay into the plan, subject to IRC limitations. The Company currently matches 25% of employee’s deferral not to exceed a deferral of 6% of the eligible employee’s total cash compensation. The Company’s matching contributions are funded concurrent with each payroll, and the expense of the matching program was as follows:

	Period from October 4, 2010 to July 31, 2011	Period from August 2, 2010 to October 3, 2010	Fiscal year 2010	Fiscal year 2009
	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
401k matching contribution	$142	$51	$174	$172

Non-qualified savings plan

The Company established the Logan’s Roadhouse, Inc. Non-Qualified Savings Plan for the benefit of a select group of management. Eligible employees can defer between 1% and 50% of their base compensation and/or between 1% and 100% of performance based compensation, as defined. The Company currently matches 25% of the employee’s deferral not to exceed a deferral of 3% of the eligible employee’s total cash compensation. In accordance with applicable accounting guidance, the amounts held in the rabbi trust are included in the Company’s consolidated financial statements. The amounts included in other assets and the offsetting liability in other long-term obligations for the plan were $1,574 and $1,110 at July 31, 2011 and August 1, 2010, respectively. The Company’s matching contributions are funded concurrent with each payroll, and the expense of the matching program was as follows:

	Period from October 4, 2010 to July 31, 2011	Period from August 2, 2010 to October 3, 2010	Fiscal year 2010	Fiscal year 2009
	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
Non-qualified savings plan matching contribution	$29	$15	$31	$23

16.	Capitalization

Successor

As a result of the Transactions, and the cancellation of all previously outstanding equity, LRI Holdings authorized 100 shares of $0.01 par value per share common stock.  As of July 31, 2011, there is only one share issued and outstanding which is owned by Roadhouse Parent, Inc., a wholly owned subsidiary of RHI.  RHI has 5,000,000 shares of $0.01 par value per share common stock authorized.  As of July 31, 2011, 2,300,000 shares were issued and outstanding.  The shares were owned by the Kelso Affiliates (97%) and the Management Investors (3%).  RHI has made an indirect capital contribution through its subsidiaries to LRI Holdings in the amount of $230,000.

Predecessor

Preferred stock

The Predecessor Company’s board of directors was authorized to issue a maximum of 100,000 shares of preferred stock, with a $0.01 par value per share of which 75,000 shares were further designated as Series A preferred stock. The number of authorized shares of Series A preferred stock could not be increased without the written consent of at least 66 2/3% of the aggregate liquidation value of the holders of the Series A preferred stock.

Each holder of Series A preferred stock was entitled to receive cash dividends, when declared or otherwise payable, on each share, calculated on a daily basis to equal a rate of 13.0% per annum (compounded semi-annually) of the $1,000 per share liquidation preference plus all accumulated and unpaid dividends whether or not declared (i.e. cumulative compounding preferred stock). The liquidation value and accumulated dividends were entitled to be paid before any distribution or payment was made to any other junior securities. At August 1, 2010, undeclared and unpaid dividends on the Series A preferred stock totaled $37,801 (or $585.98 per share).

In fiscal year 2007, members of management were given the option of investing certain fixed cash awards assumed by the Predecessor Company. The Predecessor Company accounted for the equity associated with the invested management awards pursuant to applicable accounting guidance. At August 1, 2010, there were 1,231 shares of Series A preferred stock, related to invested management awards, issued and outstanding; however, due to certain restrictions and resale limitations, $1,178 related to these shares is excluded from the equity section and treated as deferred management compensation. Certain members of management also invested personal cash. At August 1, 2010, there were 357 shares of Series A preferred stock issued and outstanding related to these cash investments by management. The value associated with these shares, $340, is reflected within additional paid-in capital.

The holders of Series A preferred stock were not entitled or permitted to vote on any matter except as required by law. At August 1, 2010, 64,508 shares of Series A preferred stock, including all management shares discussed above, were issued and outstanding.  On the closing date of the Transactions, the holders of the Series A preferred stock received aggregate proceeds of $104,578, which included the liquidation preference of $64,508 and accumulated dividends of $40,070, in exchange for their stock.

Common stock

The Predecessor Company’s board of directors was authorized to issue a maximum of 1,900,000 shares of common stock, with a $0.01 par value per share.

Subject to any preferences for preferred shares then outstanding, each share of the Predecessor Company’s common stock was entitled to participate equally in dividends as and when declared by the Company’s board of directors as the Company’s funds are legally available therefore. The holders of the Company’s common stock did not have any preemptive or preferential rights to purchase or to subscribe for any additional shares of common stock or any other securities that may have been issued by the Predecessor Company. There was no provision for redemption or conversion of the Predecessor Company’s common stock.

In the event of liquidation, dissolution or winding up of the Company’s business, whether voluntarily or involuntarily, the holders of the Company’s common stock were entitled to share ratably in any of the net assets or funds available for distribution to stockholders, after the satisfaction of all liabilities or after adequate provision is made therefore and after distribution to holders of any class of stock having preference over the Predecessor Company’s common stock in the case of liquidation.

As discussed above, members of management were given the option of investing certain fixed cash awards, which were accounted for pursuant to applicable accounting guidance. At August 1, 2010, there were 18,949 shares of common stock, related to invested management awards, issued and outstanding, and $243 related to these shares is excluded from the equity section and treated as deferred management compensation. At August 1, 2010, there were 5,478 shares of common stock issued and outstanding related to personal cash investments by management. The value associated with these shares at August 1, 2010, $70, is reflected within additional paid-in capital.

At August 1, 2010, 992,427 shares of common stock, including all management shares discussed above, were issued and outstanding.  On the closing date of the Transactions, the holders of the common stock received aggregate proceeds of $214,634, subject to final release of amounts held in escrow in exchange for their stock.

17.	Share-Based Awards and Compensation Plans

Successor plan

On January 18, 2011, RHI adopted the Roadhouse Holding Inc. Stock Incentive Plan (the “2011 Plan”), pursuant to which options to purchase approximately 13%, or 345,000 shares, of the common stock of RHI on a fully diluted basis are available for grant to our officers and key employees. Approximately 95% of the total option pool was awarded on March 1, 2011 to approximately 44 of our employees, including our named executive officers, and one director.  The remaining 5% of the option pool is reserved for future grants.  Options granted under the 2011 Plan expire on the ten-year anniversary of the grant date.

A portion of the stock options under the 2011 Plan are subject to time-based vesting and a portion are performance-based. Time-based options granted on March 1, 2011 vest ratably on each of October 4, 2011, 2012, 2013 and 2014. Future grants of time-based options will vest ratably on the first four anniversaries of the date of grant.  Compensation expense for these options is recognized over the requisite service period for the award.  Upon a change in control of RHI, all time-based options will fully vest.  Performance-based stock options do not become exercisable unless and until the Kelso Affiliates, in connection with certain change of control transactions (i) receive proceeds equal to or in excess of 1.75 times their initial investment and (ii) achieve an internal rate of return, or IRR, on their initial investment, compounded annually, of at least 10%. Pursuant to each option grant, provided the conditions described above are satisfied, all or a portion of the options will vest in the same proportion as the proceeds received by the Kelso Affiliates range from 1.75 to 4.25 times their initial investment. For example, if the proceeds received by the Kelso Affiliates equal 3.00 times their initial investment, 50% of the options will vest.  The Company recognizes compensation expense for performance-based stock options when the achievement of the performance goals is deemed to be probable.

The grant date fair values of the options granted have been determined utilizing the Black-Scholes option pricing model.  Since the Company does not have publicly traded equity securities, the expected volatilities are based on historical volatility of comparable public companies.  The expected term of the options granted represents the period of time that the options are expected to be outstanding.  The significant assumptions used in determining the underlying fair value of the options granted in the Successor period ended July 31, 2011, are as follows:

	Time-based options	Performance-based options
Valuation model	Black-Scholes	Black-Scholes
Expected volatility	75.0%	70.0%
Risk-free interest rate	2.4%	2.0%
Dividend yield	0.0%	0.0%
Expected term	6.25 years	5.0 years
Fair value of options granted	$36.49	$23.90

The following table summarizes stock option activity under the 2011 Plan for the Successor period ended July 31, 2011:

	Time-based options		Performance-based options
	Number	Weighted average exercise price	Number	Weighted average exercise price
Options outstanding as of October 4, 2010	-	-	-	-
Granted	109,855	$100	219,735	$100
Exercised	-	-	-	-
Forfeited	-	-	-	-
Options outstanding as of July 31, 2011	109,855	$100.00	219,735	$100.00
As of July 31, 2011
Options vested	-		-
Options exercisable	-		-

The Company recorded share-based compensation expense of $821 related to the time-based options in the Successor period ended July 31, 2011 within general and administrative expenses.  Since the options relate to shares of RHI stock, the $821 of recognized expense created an intercompany payable to RHI offset by $20 in RHI fees paid by Logan’s Roadhouse, Inc.  The Company did not record share-based compensation expense related to the performance options as the likelihood of a change in control is not probable.  The average remaining life for all options outstanding at July 31, 2011 is approximately 9.6 years.  As of July 31, 2011 the share-based compensation expense, unrecognized compensation expense, and weighted average values for the service-based and performance options under the 2011 Plan are as follows:

	Time-based options	Performance-based options
Share-based compensation expense	$821	$-
Unrecognized compensation expense	3,188	n/a
Weighted-average years for unrecognized compensation expense	3.2 years	n/a
Weighted-average grant date fair value per option	$36.49	$23.90

Predecessor plan

The Company adopted the LRI Holdings, Inc. Option Plan (the “2007 Plan”) effective March 1, 2007. Under the 2007 Plan, the Company was authorized to grant options for up to 176,471 shares of LRI Holdings Class A common stock.  All options granted under the 2007 Plan were subject to performance and service conditions and became exercisable only upon the Predecessor Company’s achieving certain milestones for two of the majority stockholders.

At the date of the Transactions, all 168,376 outstanding options vested and were canceled in exchange for aggregate proceeds of $34,731 (or $206.27 per share), subject to release of final amounts held in escrow.  In addition, the 2007 Plan was terminated and no further grants will be made.

All options granted under the 2007 Plan had a grant date fair value of $4.05 per share and no compensation had been recognized since the likelihood at all reporting periods of the performance conditions being met was not considered probable.

18.	Condensed Consolidating Financial Information

The Senior Secured Notes (described in Note 9) were issued by Logan’s Roadhouse, Inc. and guaranteed on a senior basis by its parent company, LRI Holdings, and each of its subsidiaries.  The guarantees are full and unconditional and joint and several.  The Company is providing condensed consolidating financial statements pursuant to SEC Regulation S-X Rule 3-10 “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.”

The condensed consolidating financial information of Logan’s Roadhouse, Inc. and the guarantors is presented below. Other than the interest accrued on the intercompany loan between LRI Holdings and Logan’s Roadhouse, Inc. ($1,658 for the Successor period from October 4, 2010 to July 31, 2011) and the income tax (benefit) expense (($70), ($8,240), $11,704 and ($5,484) for the Successor period from October 4, 2010 to July 31, 2011, the Predecessor period from August 2, 2010 to October 3, 2010, fiscal year 2010 and fiscal year 2009, respectively), the non-issuer income statement and cash flow results differ from the consolidated entity by immaterial amounts ($47, $33, $110 and $184 of general and administrative expense for the Successor period from October 4, 2010 to July 31, 2011, the Predecessor period from August 2, 2010 to October 3, 2010, fiscal year 2010 and fiscal year 2009, respectively) and are therefore not presented.

July 31, 2011:	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	LRI Holdings, Inc.
ASSETS
Current assets	$5,895	$43,800	$-	$49,695
Property and equipment, net	-	232,940	-	232,940
Other assets	-	136,179	(116,687)	19,492
Investment in subsidiary	379,118	-	(379,118)	-
Goodwill	-	331,788	-	331,788
Tradename	-	71,694	-	71,694
Other intangible assets, net	-	23,215	-	23,215
Total assets	$385,013	$839,616	$(495,805)	$728,824
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$-	$70,690	$-	$70,690
Long-term debt	-	355,000	-	355,000
Deferred income taxes	37,746	-	-	37,746
Other long-term obligations	116,687	34,808	(116,687)	34,808
Stockholders’ equity	230,580	379,118	(379,118)	230,580
Total liabilities and stockholders’ equity	$385,013	$839,616	$(495,805)	$728,824

August 1, 2010:	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	LRI Holdings, Inc.
ASSETS
Current assets	$1,746	$77,497	$(777)	$78,466
Property and equipment, net	-	196,437	-	196,437
Other assets	-	7,277	-	7,277
Investment in subsidiary	137,351	-	(137,351)	-
Goodwill	-	81,207	-	81,207
Tradename	-	56,971	-	56,971
Other intangible assets, net	-	22,787	-	22,787
Total assets	$139,097	$442,176	$(138,128)	$443,145
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$785	$54,580	$(777)	$54,588
Long-term debt	-	217,303	-	217,303
Deferred income taxes	44,529	-	-	44,529
Other long-term obligations	-	32,942	-	32,942
Preferred stock	60,170	-	-	60,170
Stockholders’ equity	33,613	137,351	(137,351)	33,613
Total liabilities and stockholders’ equity	$139,097	$442,176	$(138,128)	$443,145

In the above guarantor financial statements, the income tax related balance sheet amounts have been included in LRI Holdings, as LRI Holdings is the entity that files the consolidated tax return for the Predecessor period and RHI, the indirect parent of LRI Holdings, is the entity that files the consolidated tax return for the Successor period. Primarily all of the activities resulting in the income tax receivable and deferred tax balances, however, relate to the activities of Logan’s Roadhouse, Inc.

19.	Supplemental Cash Flow Information

The following table presents supplemental cash flow information:

	Period from October 4, 2010 to July 31, 2011 (Successor)	Period from August 2, 2010 to October 3, 2010 (Predecessor)	Fiscal year 2010 (Predecessor)	Fiscal year 2009 (Predecessor)
Cash paid for:
Interest, excluding amounts capitalized	$19,966	$3,493	$17,191	$17,982
Income taxes	276	22	3,573	4,622
Non-cash investing and financing activities:
Property accrued in accounts payable and accrued expenses	979	72	2,968	3,056
Asset retirement obligation additions	37	10	52	4
Deferred gain on sale and leaseback transactions	115	-	628	-
Interest rate derivative instrument	-	-	(70)	(245)

20.	Selected Quarterly Financial Data (Unaudited)

Quarterly operating results are not necessarily representative of operations for a full year for various reasons, including the seasonal nature of our business and unpredictable weather conditions which may affect sales volume and food costs.  The following table presents our summarized quarterly results:

	Predecessor	Successor
	Period from August 2, 2010 to October 3, 2010	Period from October 4, 2010 to October 31, 2010	2nd Quarter	3rd Quarter	4th Quarter
Fiscal year 2011:
Total revenues	$94,110	$41,980	$145,996	$159,451	$151,536
Operating income (loss)	(5,499)	(6,469)	12,205	16,183	12,399
Net income (loss)	(224)	(6,048)	1,090	3,864	1,674

		Predecessor
Fiscal year 2010:		1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Total revenues		$127,513	$140,347	$148,154	$141,514
Operating income (loss)		6,772	13,420	17,733	11,859
Net income (loss)		1,295	5,874	7,945	4,907

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of August 27, 2010, by and among LRI Holdings, Inc., Roadhouse Parent Inc., Roadhouse Merger Inc. and LRI Acquisition, LLC, as the Stockholders’ Representative.*
3.1	Amended and Restated Certificate of Incorporation of LRI Holdings, Inc.*
3.2	Amended and Restated By-Laws of LRI Holdings, Inc.*
4.1
Credit Agreement, dated as of October 4, 2010, among Roadhouse Merger Inc. (to be merged with and into LRI Holdings, Inc.) and Roadhouse Financing Inc. (to be merged with and into Logan’s Roadhouse, Inc.), as Borrower, the Several Lenders from Time to Time Parties thereto, JPMorgan Chase Bank, N.A., Credit Suisse AG, as Co-Documentation Agents, Credit Suisse AG, as Syndication Agent, and JPMorgan Chase Bank, N.A., as Administrative Agent, together with the Joinder to the Credit Agreement, dated as of October 4, 2010, made by LRI Holdings, Inc. and Logan’s Roadhouse, Inc. for the benefit of the Lenders under the Credit Agreement.*

4.2
First Lien Guarantee and Collateral Agreement, dated as of October 4, 2010, made by Roadhouse Merger Inc. (to be merged with and into LRI Holdings, Inc.) and Roadhouse Financing Inc. (to be merged with and into Logan’s Roadhouse, Inc.) and the Guarantors Identified Therein, in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, together with the Assumption Agreement to the First lien Guarantee and the Collateral Agreement, dated October 4, 2010, made by LRI Holdings, Inc., Logan’s Roadhouse, Inc., Logan’s Roadhouse of Texas, Inc. and Logan’s Roadhouse of Kansas, Inc. in favor of JPMorgan Chase Bank N.A., as Administrative Agent under the Credit Agreement.*

4.3
Security Agreement, dated as of October 4, 2010, made by Roadhouse Merger Inc. (to be merged with and into LRI Holdings, Inc.) and Roadhouse Financing Inc. (to be merged with and into Logan’s Roadhouse, Inc.), in favor of Wells Fargo Bank, National Association, as Collateral Agent, together with the Joinder Agreement to Security Agreement dated as of October 4, 2010 made by LRI Holdings, Inc., Logan’s Roadhouse, Inc., Logan’s Roadhouse of Texas, Inc., Logan’s Roadhouse of Kansas, Inc., in favor of Wells Fargo Bank, National Association, as Collateral Agent under the Security Agreement.*

4.4
Intercreditor Agreement, dated as of October 4, 2010, among JPMorgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, National Association, as Collateral Agent, Roadhouse Financing Inc. (to be merged with and into Logan’s Roadhouse, Inc.), and each of the other Loan Parties party thereto, together with the Joinder to Intercreditor Agreement dated as of October 4, 2010 by LRI Holdings, Inc., Logan’s Roadhouse, Inc., Logan’s Roadhouse of Texas, Inc., Logan’s Roadhouse of Kansas, Inc., in favor of JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association.*

4.5
Indenture, dated as of October 4, 2010, among Roadhouse Financing Inc. (to be merged with and into Logan’s Roadhouse, Inc.), Roadhouse Merger Inc. (to be merged with and into LRI Holdings, Inc.) and Wells Fargo Bank, National Association, as Trustee and Wells Fargo Bank, National Association, as Collateral Agent, relating to the 10.75% Senior Secured Notes due 2017, together with the Supplemental Indenture for Merger entered into as of October 4, 2010 by and among Logan’s Roadhouse, Inc., LRI Holdings, Inc., Logan’s Roadhouse of Texas, Inc., Logan’s Roadhouse of Kansas, Inc., Wells Fargo Bank, National Association, as Trustee and Wells Fargo Bank, National Association, as Collateral Agent under the Indenture.*

4.6	Form of 10.75% Senior Secured Note due 2017 (included in Exhibit 4.5 hereto).*
10.1†	Employment agreement with G. Thomas Vogel, effective as of March 23, 2011.*
10.2†	Roadhouse Holding Inc. Stock Incentive Plan.*
10.3†
Stockholders’ Agreement, dated November 19, 2010, among Roadhouse Holding Inc., Kelso Investment Associates VIII, L.P., Stephen R. Anderson, Amy L. Bertauski, David Cavallin, Scott Dever, Robert R. Effner, James B. Kuehnhold, Paul S. Pendleton, Lynne D. Wildman and George T. Vogel.*

10.4†	Advisory Agreement, dated October 4, 2010, between Logan’s Roadhouse, Inc. and Kelso & Company, L.P.*

10.5†
Stockholder’s Registration Rights Agreement, dated as of November 19, 2010, among Roadhouse Holding Inc., Kelso Investment Associates VIII, L.P., KEP VI, LLC, Stephen R. Anderson, Amy L. Bertauski, David Cavallin, Scott Dever, Robert R. Effner, James B. Kuehnhold, Paul S. Pendleton, Lynne D. Wildman and George T. Vogel.*

10.6†	Form of Stock Option Agreement.*
10.7†	Logan’s Roadhouse, Inc. Non-Qualified Savings Plan.*
10.8†	Logan’s Roadhouse, Inc. Non-Qualified Savings Plan, Rabbi Trust Agreement.*
10.9†	Logan’s Roadhouse, Inc. 2007 Stock Option Plan.*
21.1	List of Subsidiaries.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________

†	Denotes management contract or compensatory plan or arrangement.
*	Filed previously by the Company as an exhibit to Registration Statement on Form S-4 (File No. 333-173579) filed on April 18, 2011 and incorporated herein by reference.