Form 10-Q
period 2011-10-30
LRI HOLDINGS, INC.
filed 2011-12-12
CIK 1383875

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 2011
- or -
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes    ☒ No

As of December 12, 2011, the registrant has 1 Common Unit, $0.01 par value, outstanding (which is owned by Roadhouse Parent Inc., the registrant’s direct owner), and is not publicly traded.

LRI HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q
QUARTERLY PERIOD ENDED OCTOBER 30, 2011

PART I—FINANCIAL INFORMATION
ITEM 1—FINANCIAL STATEMENTS

LRI Holdings, Inc.
Condensed Consolidated Balance Sheets

(In thousands, except share data)	October 30, 2011	July 31, 2011
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$3,561	$19,103
Receivables	10,881	9,960
Inventories	12,000	11,370
Prepaid expenses and other current assets	4,607	3,367
Income taxes receivable	5,655	3,688
Deferred income taxes	2,202	2,207
Total current assets	38,906	49,695
Property and equipment, net	241,832	232,940
Other assets	19,661	19,492
Goodwill	332,604	331,788
Tradename	71,694	71,694
Other intangible assets, net	22,695	23,215
Total assets	$727,392	$728,824
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$18,466	$17,573
Intercompany payable	1,048	802
Other current liabilities and accrued expenses	39,168	52,315
Total current liabilities	58,682	70,690
Long-term debt	367,100	355,000
Deferred income taxes	38,729	37,746
Other long-term obligations	35,585	34,808
Total liabilities	500,096	498,244
Commitments and contingencies (Note 5)	-	-
Stockholder’s equity:
Common stock (100 shares authorized; 1 share issued and outstanding)	-	-
Additional paid-in capital	230,000	230,000
Retained (deficit) earnings	(2,704)	580
Total stockholder’s equity	227,296	230,580
Total liabilities and stockholder’s equity	$727,392	$728,824

See accompanying notes to condensed consolidated financial statements.

LRI Holdings, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

(In thousands)	Thirteen weeks ended October 30, 2011 (Successor)	Period from October 4, 2010 to October 31, 2010 (Successor)	Period from August 2, 2010 to October 3, 2010 (Predecessor)
Revenues:
Net sales	$143,773	$41,826	$93,762
Franchise fees and royalties	507	154	348
Total revenues	144,280	41,980	94,110
Costs and expenses:
Restaurant operating costs:
Cost of goods sold	47,889	13,789	29,172
Labor and other related expenses	43,672	12,302	28,578
Occupancy costs	11,719	2,960	8,046
Other restaurant operating expenses	23,157	6,028	15,478
Depreciation and amortization	4,772	1,091	3,112
Pre-opening expenses	1,590	266	783
General and administrative	6,185	12,013	14,440
Total costs and expenses	138,984	48,449	99,609
Operating income (loss)	5,296	(6,469)	(5,499)
Interest expense, net	9,368	3,132	3,147
Other income, net	-	-	(182)
Loss before income taxes	(4,072)	(9,601)	(8,464)
Income tax benefit	(788)	(3,553)	(8,240)
Net loss	(3,284)	(6,048)	(224)
Undeclared preferred dividend	-	-	(2,270)
Net loss attributable to common stockholders	$(3,284)	$(6,048)	$(2,494)

See accompanying notes to condensed consolidated financial statements.

LRI Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)

					Total
			Additional	Retained	stockholders’	Preferred
	Common		paid-in	earnings	equity	Shares	Amount
(In thousands, except share data)	Shares	Amount	capital	(deficit)	(Permanent)	(Temporary)	(Temporary)

Balances at August 1, 2010 (Predecessor)	992,427	$10	$12,831	$20,772	$33,613	64,508	$60,170
Net loss	-	-	-	(224)	(224)	-	-
Balances at October 3, 2010 (Predecessor)	992,427	$10	$12,831	$20,548	$33,389	64,508	$60,170

Balances at October 4, 2010 (Date of Transactions)	-	$-	$-	$-	$-	-	$-
Capital contribution	1	-	230,000	-	230,000	-	-
Net loss	-	-	-	(6,048)	(6,048)	-	-
Balances at October 31, 2010 (Successor)	1	$-	$230,000	$(6,048)	$223,952	-	$-

Balances at July 31, 2011 (Successor)	1	$-	$230,000	$580	$230,580	-	$-
Net loss	-	-	-	(3,284)	(3,284)	-	-
Balances at October 30, 2011 (Successor)	1	$-	$230,000	$(2,704)	$227,296	-	$-

See accompanying notes to condensed consolidated financial statements.

LRI Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(In thousands)	Thirteen weeks ended October 30, 2011 (Successor)	Period from October 4, 2010 to October 31, 2010 (Successor)	Period from August 2, 2010 to October 3, 2010 (Predecessor)
Cash flows from operating activities:
Net loss	$(3,284)	$(6,048)	$(224)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	4,772	1,091	3,112
Other amortization	(188)	157	241
Unrealized gain on interest rate swap	-	-	(182)
Loss on sale/disposal of property and equipment	301	71	203
Amortization of deferred gain on sale and leaseback	(1)	-	(18)
Share-based compensation expense	250	-	-
Tax benefit upon cancellation/exercise of Predecessor stock options	-	-	6,431
Deferred income taxes	988	-	(10,701)
Changes in operating assets and liabilities:
Receivables	(921)	(1,204)	126
Inventories	(630)	(309)	(205)
Prepaid expenses and other current assets	(1,240)	3,881	1,668
Other non-current assets and intangibles	(959)	220	(179)
Accounts payable	792	1,276	413
Intercompany payable	(4)	-	-
Income taxes payable / receivable	(1,967)	(3,553)	(3,985)
Other current liabilities and accrued expenses	(13,147)	(16,391)	4,942
Other long-term obligations	1,089	578	1,022
Net cash (used in) provided by operating activities	(14,149)	(20,231)	2,664
Cash flows from investing activities:
Acquisition of LRI Holdings, net of cash acquired	-	(311,633)	-
Purchase of property and equipment	(13,493)	(3,888)	(7,036)
Proceeds from sale and leaseback transactions, net of expenses	-	-	1,656
Net cash used in investing activities	(13,493)	(315,521)	(5,380)
Cash flows from financing activities:
Proceeds from issuance of Senior Secured Notes	-	355,000	-
Payments for debt issuance costs	-	(18,514)	-
Contribution from parent	-	230,000	-
Repayment of Predecessor’s senior secured credit facility	-	(132,825)	-
Repayment of Predecessor’s senior subordinated unsecured mezzanine term notes, including prepayment premium	-	(87,576)	-
Borrowings on revolving credit facility	12,100	-	-
Net cash provided by financing activities	12,100	346,085	-
(Decrease) increase in cash and cash equivalents	(15,542)	10,333	(2,716)
Cash and cash equivalents, beginning of period	19,103	-	52,211
Cash and cash equivalents, end of period	$3,561	$10,333	$49,495

See accompanying notes to condensed consolidated financial statements.

LRI Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share data)
(unaudited)

1.	Basis of Presentation and Recent Accounting Pronouncements

LRI Holdings, Inc. (“LRI Holdings”) and its subsidiaries (collectively the “Company”, “we”, “our” or “us”) are engaged in the operation and development of the Logan’s Roadhouse restaurant chain.  As of October 30, 2011, our restaurants operate in 23 states and are comprised of 208 company-owned restaurants and 26 franchise-owned restaurants.  LRI Holdings operates its business as one operating and one reportable segment.  The Company operates on a 52 or 53-week fiscal year ending on the Sunday nearest to July 31.

On October 4, 2010, LRI Holdings was acquired by certain wholly owned subsidiaries of Roadhouse Holding Inc. (“RHI”), a Delaware corporation owned by affiliates of Kelso & Company, L.P. (the “Kelso Affiliates”) and certain members of management (the “Management Investors”).  After the acquisition transactions (the “Transactions”), the Kelso Affiliates owned 97% and the Management Investors owned 3% of the outstanding capital stock of RHI.  Although LRI Holdings is a wholly owned subsidiary of an indirect wholly owned subsidiary of RHI, RHI is the ultimate parent of LRI Holdings.

The Transactions resulted in a change of ownership of substantially all of LRI Holdings’ outstanding common stock and was accounted for in accordance with accounting guidance for business combinations and, accordingly, resulted in the recognition of assets acquired and liabilities assumed at fair value as of October 4, 2010.  The purchase price has been “pushed down” to LRI Holdings’ financial statements.  The condensed consolidated financial statements for all periods prior to October 4, 2010 are those of the Company prior to the Transactions (“Predecessor”).  The condensed consolidated financial statements for the period beginning October 4, 2010 are those of the Company subsequent to the Transactions (“Successor”).  As a result of the Transactions, the financial statements after October 4, 2010 are not comparable to those prior to that date.

Basis of presentation

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), and all intercompany balances and transactions have been eliminated during consolidation.

Interim financial statements

We have prepared these condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature.  Operating results for the quarter ended October 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending July 29, 2012.  These statements should be read in conjunction with the consolidated financial statements and related notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2011.  The accounting policies used in preparing these condensed consolidated financial statements are the same as those described in our Form 10-K.

Recent accounting pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued fair value guidance that changed the wording used in the existing guidance to better align GAAP with International Financial Reporting Standards (“IFRS”).  In addition, this guidance clarifies the FASB’s intent on various aspects of the fair value guidance and requires increased disclosure of quantitative information about unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy.  This guidance is effective for interim and annual periods beginning after December 15, 2011 (our fiscal 2012 third quarter) and should be applied prospectively.  The Company does not expect the adoption of this guidance to have a material impact on the consolidated financial statements.

In June 2011, the FASB issued guidance regarding the presentation of other comprehensive income which requires a reporting entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  This guidance eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity.  The guidance is intended to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 (our 2013 fiscal year) and should be applied retrospectively.  The Company does not expect the adoption of this guidance to have a material impact on the consolidated financial statements.

In September 2011, the FASB finalized guidance on testing goodwill for impairment.  The new guidance permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value before applying the two-step goodwill impairment model that is currently in place.  If it is determined through the qualitative assessment that a reporting unit’s fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary.  The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment.  This update is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011 (our 2013 fiscal year), with early adoption permitted.  The Company does not expect the adoption of this guidance to have a material impact on the consolidated financial statements.

2.	The Transactions

The Transactions, described in Note 1, resulted in a change in ownership of substantially all of LRI Holdings’ outstanding common stock and was accounted for in accordance with accounting guidance for business combinations and, accordingly resulted in the recognition of assets acquired and liabilities assumed at fair value as of October 4, 2010. The purchase price has been “pushed down” to LRI Holdings' financial statements.

The following table presents the change in goodwill since the date of the Transactions:

Goodwill, as of October 4, 2010	$334,106
Tax related adjustments	1,348
Finalization of valuation studies	(2,850)
Goodwill, as of October 30, 2011	$332,604

Related party disclosures

At the time of the Transactions, seller proceeds of $17,800 were deposited into an escrow account to serve as security for and as a sole source of payment of sellers’ obligations relating to Predecessor periods. Of this amount, $674 was paid to the Company as a result of certain purchase price adjustments and $326 was released to sellers in the Successor period ended July 31, 2011. Additionally, a receivable and offsetting payable of $2,437 was recorded at October 30, 2011 which represents the amounts held in escrow related to options exercised that are ultimately payable to the sellers.  The remaining escrow funds were managed in accordance with the terms of an escrow agreement with final distribution of all remaining escrow amounts being made 30 days after delivery of the Company’s audited financial statements for fiscal year 2011.  In November 2011, final distribution of all remaining escrow amounts were paid to the sellers and the receivable and offsetting payable were removed.

In accordance with the terms of the Transactions, sellers are entitled to any actual refunds of income taxes relating to Predecessor periods which will be paid after filing of the Predecessor income tax returns and receipt of those tax refunds by the Company. The deductibility of stock options and transaction costs resulted in an income tax receivable of $5,317 and an offsetting payable to sellers of the same amount at October 30, 2011.

3.	Long-Term Debt

Long-term debt obligations at October 30, 2011 and July 31, 2011, consist of the following:

	October 30, 2011	July 31, 2011
Senior Secured Notes, bearing interest at 10.75%	$355,000	$355,000
Senior secured revolving credit facility	12,100	-
	367,100	355,000
Less: current maturities	-	-
Long-term debt, less current maturities	$367,100	$355,000

Senior Secured Revolving Credit Facility

In connection with the Transactions, the Company terminated the Predecessor’s senior secured credit facility and Logan’s Roadhouse Inc., a wholly owned subsidiary of LRI Holdings, entered into the Senior Secured Revolving Credit Facility that provides a $30,000 revolving credit facility with a maturity date of October 4, 2015. The Senior Secured Revolving Credit Facility includes a $12,000 letter of credit sub-facility and a $5,000 swingline sub-facility. As of October 30, 2011, the Company had borrowings drawn of $12,100, at a weighted average interest rate of 4.79%, on the Senior Secured Revolving Credit Facility and $3,563 of undrawn outstanding letters of credit resulting in available credit of $14,337.

The Senior Secured Revolving Credit Facility is collateralized on a first-priority basis by a security agreement, which includes the tangible and intangible assets of the borrower and those of LRI Holdings and all subsidiaries, and is guaranteed by LRI Holdings and the subsidiaries of Logan’s Roadhouse, Inc.

Senior Secured Notes

In connection with the Transactions, Logan’s Roadhouse, Inc. issued $355,000 aggregate principal amount of Senior Secured Notes in a private placement to qualified institutional buyers.  In July 2011, the Company completed an exchange offering which allowed the holders of those notes to exchange their notes for notes identical in all material respects except they are registered with the SEC and are not subject to transfer restrictions.  The Senior Secured Notes bear interest at a rate of 10.75% per annum, payable semi−annually in arrears on April 15 and October 15.  The Senior Secured Notes mature on October 15, 2017.

The Senior Secured Notes are secured on a second-priority basis by the collateral securing the Senior Secured Revolving Credit Facility and are guaranteed by LRI Holdings and the subsidiaries of Logan’s Roadhouse, Inc.

On or after October 15, 2013, Logan’s Roadhouse, Inc. may redeem all or part of the Senior Secured Notes at redemption prices (expressed as a percentage of principal amount) ranging from 108.1% to 100.0%, plus accrued and unpaid interest. Prior to October 15, 2013, Logan’s Roadhouse, Inc. may on one or more occasions redeem up to 35% of the original principal amount of the notes using the proceeds of certain equity offerings at a redemption price of 110.8%, plus any accrued and unpaid interest. At any time during the 12-month periods commencing on October 15, in each of 2010, 2011 and 2012, Logan’s Roadhouse, Inc. may redeem up to 10% of the original principal amount at a redemption price equal to 103.0%, plus any accrued and unpaid interest. As of October 30, 2011, no portion of the Senior Secured Notes has been redeemed.

As of October 30, 2011, the fair value of the Senior Secured Notes was $355,000.

The credit agreement governing the Senior Secured Revolving Credit Facility (the “Credit Agreement”) and the indenture that governs the Senior Secured Notes (the “Indenture”) contain significant financial and operating covenants.  The financial covenants include a maximum consolidated leverage ratio, a minimum consolidated interest coverage ratio and a maximum capital expenditure limit.  The non-financial covenants include prohibitions on the Company and the Company’s guarantor subsidiaries’ ability to incur certain additional indebtedness or to pay dividends.  Additionally, the Company is subject to the reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as a non−accelerated filer, even if the Company is not specifically required to comply with such sections of the Exchange Act. Failure to comply with these covenants constitutes a default and may lead to the acceleration of the principal amount and accrued but unpaid interest on the Senior Secured Notes.  As of October 30, 2011, the Company was in compliance with all required covenants.

Debt issuance costs

The Company incurred $19,207 of debt issuance costs in connection with obtaining the new financing described above.  These costs were capitalized and will be amortized to interest expense over the lives of the respective debt instruments.

4.	Fair Value Measurements

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

There were no transfers among levels within the fair value hierarchy during the thirteen week Successor period ended October 30, 2011, the four week Successor period from October 4, 2010 to October 31, 2010 or the nine week Predecessor period from August 2, 2010 to October 3, 2010.

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of October 30, 2011 and July 31, 2011:

	Level	October 30, 2011	July 31, 2011
Deferred compensation plan assets(1)	1	$1,636	$1,574

(1)
Represents plan assets established under a Rabbi Trust for the Company’s non-qualified savings plan.  The assets of the Rabbi Trust are invested in mutual funds and are reported at fair value based on active market quotes.

Certain financial assets and liabilities are recorded at their carrying amounts which approximate fair value, based on their short-term nature or variable interest rate.  These financial assets and liabilities include cash and cash equivalents, accounts receivable and accounts payable.

At October 30, 2011 and July 31, 2011, the Company did not have any significant nonfinancial assets or liabilities that required a fair value measurement on a recurring basis.

5.	Commitments and Contingencies

Litigation

Based upon information currently available, the Company is not a party to any litigation that management believes could have a material effect on the Company’s business or the Company’s condensed consolidated financial statements.

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

6.	Share-Based Awards and Compensation Plans

Successor plan

On January 18, 2011, RHI adopted the Roadhouse Holding Inc. Stock Incentive Plan (the “2011 Plan”), pursuant to which options to purchase approximately 13%, or 345,000 shares, of the common stock of RHI on a fully diluted basis are available for grant to our officers and key employees. Approximately 95% of the total option pool was awarded on March 1, 2011 to approximately 44 of our employees, including our named executive officers and one director.  The remaining 5% of the option pool is reserved for future grants.  Options granted under the 2011 Plan expire on the ten-year anniversary of the grant date.

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

The following table summarizes stock option activity under the 2011 Plan for the period ended October 30, 2011:

	Time-based options		Performance-based options
	Number	Weighted average exercise price	Number	Weighted average exercise price
Options outstanding as of July 31, 2011	109,855	$100.00	219,735	$100.00
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(288)	100.00	(767)	100.00
Options outstanding as of October 30, 2011	109,567	$100.00	218,968	$100.00
As of October 30, 2011
Options vested	27,464		-
Options exercisable	27,464		-

7.	Condensed Consolidating Financial Information

The Senior Secured Notes (described in Note 3) were issued by Logan’s Roadhouse, Inc. and guaranteed on a senior basis by its parent company, LRI Holdings, and each of its subsidiaries.  The guarantees are full and unconditional and joint and several.  The Company is providing condensed consolidating financial statements pursuant to SEC Regulation S-X Rule 3-10 “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.”

The condensed consolidating financial information of Logan’s Roadhouse, Inc. and the guarantors is presented below:

Condensed Consolidated Balance Sheets

October 30, 2011	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
ASSETS
Current assets	$-	$38,906	$-	$38,906
Property and equipment, net	-	241,832	-	241,832
Other assets	1,839	135,016	(117,194)	19,661
Investment in subsidiary	330,328	-	(330,328)	-
Goodwill	-	332,604	-	332,604
Tradename	-	71,694	-	71,694
Other intangible assets, net	-	22,695	-	22,695
Total assets	$332,167	$842,747	$(447,522)	$727,392
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities	$3	$58,679	$-	$58,682
Long-term debt	-	367,100	-	367,100
Deferred income taxes	-	38,729	-	38,729
Other long-term obligations	117,194	35,585	(117,194)	35,585
Stockholder’s equity	214,970	342,654	(330,328)	227,296
Total liabilities and stockholder’s equity	$332,167	$842,747	$(447,522)	$727,392

July 31, 2011	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
ASSETS
Current assets	$5,895	$43,800	$-	$49,695
Property and equipment, net	-	232,940	-	232,940
Other assets	-	136,179	(116,687)	19,492
Investment in subsidiary	379,118	-	(379,118)	-
Goodwill	-	331,788	-	331,788
Tradename	-	71,694	-	71,694
Other intangible assets, net	-	23,215	-	23,215
Total assets	$385,013	$839,616	$(495,805)	$728,824
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities	$-	$70,690	$-	$70,690
Long-term debt	-	355,000	-	355,000
Deferred income taxes	37,746	-	-	37,746
Other long-term obligations	116,687	34,808	(116,687)	34,808
Stockholder’s equity	230,580	379,118	(379,118)	230,580
Total liabilities and stockholder’s equity	$385,013	$839,616	$(495,805)	$728,824

Condensed Consolidated Statements of Operations

Thirteen weeks ended October 30, 2011 (Successor)	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
Total revenues	$-	$144,280	$-	$144,280
Total costs and expenses	24	138,960	-	138,984
Operating (loss) income	(24)	5,320	-	5,296
Interest expense, net and other income, net	506	8,862	-	9,368
Loss before income taxes	(530)	(3,542)	-	(4,072)
Income tax benefit	(103)	(685)	-	(788)
Net loss	(427)	(2,857)	-	(3,284)
Undeclared preferred dividend	-	-	-	-
Net loss attributable to common stockholders	$(427)	$(2,857)	$-	$(3,284)

Period from October 4, 2010 to October 31, 2010 (Successor)	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
Total revenues	$-	$41,980	$-	$41,980
Total costs and expenses	10,227	38,222	-	48,449
Operating (loss) income	(10,227)	3,758	-	(6,469)
Interest expense, net and other income, net	149	2,983	-	3,132
(Loss) income before income taxes	(10,376)	775	-	(9,601)
Income tax (benefit) provision	(3,840)	287	-	(3,553)
Net (loss) income	(6,536)	488	-	(6,048)
Undeclared preferred dividend	-	-	-	-
Net (loss) income attributable to common stockholders	$(6,536)	$488	$-	$(6,048)

Period from August 2, 2010 to October 3, 2010 (Predecessor)	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
Total revenues	$-	$94,110	$-	$94,110
Total costs and expenses	10,305	89,304	-	99,609
Operating (loss) income	(10,305)	4,806	-	(5,499)
Interest expense, net and other income, net	-	2,965	-	2,965
(Loss) income before income taxes	(10,305)	1,841	-	(8,464)
Income tax (benefit) provision	(10,032)	1,792	-	(8,240)
Net (loss) income	(273)	49	-	(224)
Undeclared preferred dividend	(2,270)	-	-	(2,270)
Net (loss) income attributable to common stockholders	$(2,543)	$49	$-	$(2,494)

Condensed Consolidated Statements of Cash Flows

Thirteen weeks ended October 30, 2011 (Successor)	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
Net cash provided by (used in) operating activities	$79	$(14,228)	$-	$(14,149)
Net cash used in investing activities	(79)	(13,414)	-	(13,493)
Net cash provided by financing activities	-	12,100	-	12,100
Decrease in cash and cash equivalents	-	(15,542)	-	(15,542)
Cash and cash equivalents, beginning of period	-	19,103	-	19,103
Cash and cash equivalents, end of period	$-	$3,561	$-	$3,561

Period from October 4, 2010 to October 31, 2010 (Successor)	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
Net cash provided by (used in) operating activities	$107,830	$(128,061)	$-	$(20,231)
Net cash (used in) provided by investing activities	(337,830)	22,309	-	(315,521)
Net cash provided by financing activities	230,000	116,085	-	346,085
Increase in cash and cash equivalents	-	10,333	-	10,333
Cash and cash equivalents, beginning of period	-	-	-	-
Cash and cash equivalents, end of period	$-	$10,333	$-	$10,333

Period from August 2, 2010 to October 3, 2010 (Predecessor)	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
Net cash provided by operating activities	$-	$2,664	$-	$2,664
Net cash used in investing activities	-	(5,380)	-	(5,380)
Net cash provided by financing activities	-	-	-	-
Decrease in cash and cash equivalents	-	(2,716)	-	(2,716)
Cash and cash equivalents, beginning of period	-	52,211	-	52,211
Cash and cash equivalents, end of period	$-	$49,495	$-	$49,495

8.	Supplemental Cash Flow Information

The following table presents supplemental cash flow information:

	Thirteen weeks ended October 30, 2011 (Successor)	Period from October 4, 2010 to October 31, 2010 (Successor)	Period from August 2, 2010 to October 3, 2010 (Predecessor)
Cash paid for:
Interest, excluding amounts capitalized	$18,938	$-	$3,493
Income taxes	214	-	22

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results.  Our MD&A is presented in the following sections:

•	General
•	Overview
•	Key Measurements
•	Matters Affecting Comparability
•	Presentation of Results
•	Results of Operations
•	Other Non-GAAP Financial Measures
•	Liquidity and Capital Resources
•	Off Balance Sheet Arrangements
•	Seasonality
•	Segment Reporting
•	Impact of Inflation
•	Critical Accounting Policies
•	Recent Accounting Pronouncements
•	Cautionary Statement Regarding Forward-Looking Statements

This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes in Item 1 of this Quarterly Report.  The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in these forward-looking statements.  See “Cautionary Statement Regarding Forward-Looking Statements” below for factors that could cause or contribute to these differences.  The inclusion of supplementary analytical and related information herein may require us to make estimates and assumptions in connection with our analysis of trends and expectations with respect to our results of operations and financial position taken as whole.

General

Logan’s Roadhouse is a family-friendly, casual dining restaurant chain that revisits the classic roadhouse from days past and brings it to life in a modern way through our craveable food, abundance and affordability, welcoming hospitality and upbeat atmosphere.  Our restaurants have a relaxed, come-as-you-are environment where we encourage our customers to enjoy “bottomless buckets” of roasted in-shell peanuts and to toss the shells on the floor.  Our entrée portions are generous and generally include a choice of two side items, all at affordable prices.  We are committed to serving a variety of fresh food from specially seasoned aged steaks to farm-fresh salads to our made-from-scratch yeast rolls.  We believe the freshness and distinctive flavor profiles of our signature dishes, coupled with the variety of our menu, differentiates us from our competitors.  Our restaurants, which are open for lunch and dinner seven days a week, serve a broad and diverse customer base.   We opened our first restaurant in Lexington, Kentucky in 1991, and we have grown to a total of 208 company-owned restaurants and 26 franchised restaurants located across 23 states as of October 30, 2011.

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

Growing our restaurant base.  We believe differentiated, moderately priced roadhouse concepts have broad customer appeal and remain underpenetrated relative to the bar and grill and steakhouse segments.  We intend to focus on disciplined growth of our brand by strategically opening additional company-owned restaurants in existing and adjacent states.  We have improved our new restaurant unit economics by reducing our new unit investment costs while generally protecting the unit capacity and profitability.  We currently plan to open 20 restaurants in fiscal year 2012, of which 7 have been opened as of October 30, 2011.

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

In response to economic pressures, customers have become more value conscious and have noticeably shifted their selections to lower priced menu items and value offerings.  Therefore, in order to continue to grow our average check, we will continue to keep our menu fresh by introducing new menu and beverage offerings while promoting our premium steak cuts, seafood offerings, and combination meals.  We will continue to introduce flavorful new menu items that enhance the variety of our menu.  We will also continue to look for selective pricing opportunities as our average check remains below many of our steakhouse competitors.

Growing margins.  Our restaurant operating margins have increased in each annual period since 2008 due to a number of cost savings initiatives that have improved the efficiency of our restaurant operations.  We are facing commodity pressures in fiscal year 2012 and remain focused on disciplined cost management opportunities to save costs in areas that are not adding value to the customer experience.

Throughout fiscal year 2012, we expect our customers will continue to be impacted by high unemployment levels and other general economic challenges which will limit their discretionary income.  As a result, the competitive environment will remain active as restaurant operators compete for market share in a challenging environment.  We also expect cost pressures primarily in the form of commodity inflation.  We believe that if we continue to focus on protecting restaurant margins while executing our core strategies of disciplined restaurant growth and consistently delivering a great value and unique dining experience to our customers, we will be well positioned as economic conditions improve.  Our ability to open new restaurants with strong unit level returns along with revenue and margin growth in existing restaurants will be key drivers to improved operational and financial results.

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

Adjusted EBITDA.  We also evaluate our performance by using non-GAAP financial measures utilized by us and others in the restaurant industry.  In particular, we regularly review our Adjusted EBITDA, which is described in more detail in the Other Non-GAAP Financial Measures section below.

Matters Affecting Comparability

On October 4, 2010, LRI Holdings was acquired by certain wholly owned subsidiaries of RHI, a newly formed Delaware corporation owned by the Kelso Affiliates and the Management Investors.  The Transactions were funded by an equity investment and the issuance of the Senior Secured Notes and included retirement of all then existing debt.

The Transactions resulted in a change in ownership of substantially all of LRI Holdings’ outstanding common stock and were accounted for in accordance with accounting guidance for business combinations and, accordingly, resulted in the recognition of assets acquired and liabilities assumed at fair value as of October 4, 2010.  The purchase price has been “pushed down” to LRI Holdings’ financial statements.

Allocation of purchase price.  The allocation of purchase price to the assets acquired and liabilities assumed based on their respective fair values resulted in changes in the values of tangible and intangible assets.  The adjustment of property and equipment basis and remaining useful lives affects comparability of depreciation expense between Predecessor and Successor periods.  Allocation of purchase price to intangible assets affects the comparability of cost of goods sold, rent expense and amortization expense between Predecessor and Successor periods.

New debt structure.  In connection with the Transactions, Predecessor debt instruments were retired and replaced with new financing.  This increase in long-term debt and related debt issuance costs affects the comparability of interest expense and cash flows from operations between the Predecessor and Successor periods.

General and administrative expense.  Transaction costs expensed in the Predecessor and Successor periods have a significant impact on results and comparability between periods.

Provision for (benefit from) income taxes.  Non-deductibility of certain costs incurred in connection with the Transactions impacted the income tax rates in both the Predecessor and Successor periods.

Presentation of Results

Our fiscal year ends on the Sunday closest to July 31.  All references to “Q1 2012” relate to the thirteen week quarter ended October 30, 2011.  All references to the “Combined thirteen weeks ended October 31, 2010” or the “Combined Q1 2011” relate to the combined four week period ended October 31, 2010 of the Successor and the nine week period ended October 3, 2010 of the Predecessor.

For purposes of this discussion and analysis, we combined the results of operations of the Predecessor for the nine week period from August 2, 2010 to October 3, 2010 with those of the Successor for the four week period from October 4, 2010 to October 31, 2010.  Although the combined presentation does not comply with GAAP, we believe that it provides management and investors with a more meaningful perspective on our financial and operational performance than if we did not combine the results of the Predecessor and Successor in this manner.  The combined results have not been prepared on a pro forma basis and should not be used as a substitute for Predecessor and Successor financial statements prepared in accordance with GAAP.

Results of Operations

Thirteen weeks ended October 30, 2011 (Q1 2012)

•
We opened seven new restaurants (one owned property, three ground leases and three ground and building leases) with a capital investment of $14.2 million and pre-opening costs (excluding rent) of $1.4 million.  Proceeds of $4.9 million from the sale and leaseback of the leased buildings have not been received and thus are not shown as a reduction of the capital investment for these new restaurants.

•	Same store sales decreased 1.7%, our average check increased by 3.8% and customer traffic decreased by 5.3% for company-owned restaurants compared to the Combined Q1 2011.
•
The pre-tax net loss decreased by $14.0 million due primarily to $20.5 million of transaction related costs recorded in the Combined Q1 2011 partially offset by an increase in interest expense of $3.1 million.

•	Net loss decreased $3.0 million to $3.3 million from the Combined Q1 2011.
•	Adjusted EBITDA decreased 13.5%, or $2.1 million to $13.3 million from the Combined Q1 2011.
•
Cash and cash equivalents declined by $15.5 million from July 31, 2011.  Major drivers of the change in cash flow include interest payments of $18.9 million and capital expenditures of $13.5 million which were funded by cash on hand of $15.5 million, borrowings of $12.1 million and cash flows from operations.  As of October 30, 2011, we have spent $9.7 million in capital expenditures that will be reimbursed upon completion of planned sale and leaseback transactions.

The following tables and discussion summarize key components of our operating results for the thirteen week periods ended October 30, 2011 and October 31, 2010, expressed as a dollar amount and as a percentage of total revenues or net sales.

	Successor		Successor		Predecessor		Combined
	Thirteen weeks		Period from		Period from		Thirteen weeks
	ended		October 4, 2010		August 2, 2010		ended
(In thousands)	October 30, 2011		to October 31, 2010		to October 3, 2010		October 31, 2010
Statement of operations data:
Revenues:
Net sales	$143,773	99.6%	$41,826	99.6%	$93,762	99.6%	$135,588	99.6%
Franchise fees and royalties	507	0.4	154	0.4	348	0.4	502	0.4
Total revenues	144,280	100.0	41,980	100.0	94,110	100.0	136,090	100.0
Costs and expenses:
(As a percentage of net sales)
Restaurant operating costs:
Cost of goods sold	47,889	33.3	13,789	33.0	29,172	31.1	42,961	31.7
Labor and other related expenses	43,672	30.4	12,302	29.4	28,578	30.5	40,880	30.2
Occupancy costs	11,719	8.2	2,960	7.1	8,046	8.6	11,006	8.1
Other restaurant operating expenses	23,157	16.1	6,028	14.4	15,478	16.5	21,506	15.9
(As a percentage of total revenues)
Depreciation and amortization	4,772	3.3	1,091	2.6	3,112	3.3	4,203	3.1
Pre-opening expenses	1,590	1.1	266	0.6	783	0.8	1,049	0.8
General and administrative	6,185	4.3	12,013	28.6	14,440	15.3	26,453	19.4
Total costs and expenses	138,984	96.3	48,449	115.4	99,609	105.8	148,058	108.8
Operating income (loss)	5,296	3.7	(6,469)	(15.4)	(5,499)	(5.8)	(11,968)	(8.8)
Interest expense, net	9,368	6.5	3,132	7.5	3,147	3.3	6,279	4.6
Other income, net	-	-	-	-	(182)	(0.2)	(182)	(0.1)
Loss before income taxes	(4,072)	(2.8)	(9,601)	(22.9)	(8,464)	(9.0)	(18,065)	(13.3)
Income tax benefit	(788)	(0.5)	(3,553)	(8.5)	(8,240)	(8.8)	(11,793)	(8.7)
Net loss	$(3,284)	(2.3)	$(6,048)	(14.4)	$(224)	(0.2)	$(6,272)	(4.6)

Restaurant Unit Activity

	Company	Franchise	Total
Restaurants at July 31, 2011	201	26	227
Openings	7	-	7
Closures	-	-	-
Restaurants at October 30, 2011	208	26	234

TOTAL REVENUES

Net sales consist of food and beverage sales of company-owned restaurants and other miscellaneous income.  Net sales increased by $8.2 million or 6.0% in Q1 2012 compared to the Combined Q1 2011.  This increase is primarily attributable to the opening of seven new restaurants and was partially offset by a decline in comparable restaurant sales of 1.7%.

The following table summarizes the period over period changes and key net sales drivers at company-owned restaurants for the periods presented:

	Successor	Combined - Successor/Predecessor
	Thirteen week period ended
	October 30, 2011	October 31, 2010
Company-owned restaurants:
Increase in restaurant operating weeks	8.7%
Decrease in average unit volume	-2.7%
Total increase in restaurant sales	6.0%

Change in comparable restaurant sales	-1.7%	2.6%
Restaurant operating weeks	2,668	2,454
Average check	$13.20	$12.69

The increase in restaurant operating weeks for the periods presented above was due to the opening of new restaurants.  The decrease in average unit volume in Q1 2012 was primarily driven by customer traffic declines in our newer restaurants as well as our comparable restaurant base.  For our comparable restaurants, the decrease in customer traffic was 5.3% for Q1 2012, which was offset by a 3.8% increase in average check driven by menu pricing increases of 2.0% along with favorable menu mix shifts and higher liquor, beer and wine sales per guest.  Franchise fees and royalties, for our two franchisees that operate 26 restaurants, remained consistent at 0.4% of total revenues for the periods presented.

TOTAL COSTS AND EXPENSES

Total costs and expenses were $139.0 million in Q1 2012 and $148.1 million in the Combined Q1 2011.  As a percent of total revenues, total costs and expenses in Q1 2012 were 96.3%, which decreased from 108.8% in the Combined Q1 2011.  The primary drivers of the fluctuations in total costs and expenses are as follows:

Cost of goods sold

Cost of goods sold consists of food and beverage costs, along with related purchasing and distribution costs.  Costs of goods sold, as a percentage of net sales, increased to 33.3% in Q1 2012 from 31.7% in the Combined Q1 2011.  The increase was primarily due to inflation across most commodities along with promotional offers that had an adverse impact on cost of goods sold, partially offset by menu pricing and the amortization of a favorable beef contract in the prior year period.

Labor and other related expenses

Labor and other related expenses consists of all restaurant management and hourly labor costs, including salaries, wages, benefits, bonuses and other indirect labor costs.  Labor and other related expenses, as a percentage of net sales, increased to 30.4% in Q1 2012 from 30.2% in the Combined Q1 2011.  The increase in percentage resulted from lost sales leverage on certain fixed labor categories and the non-recurring payroll tax credits realized in the prior year period partially offset by a reduction in restaurant level bonuses and improved labor staffing and wage rate efficiency.

Occupancy costs

Occupancy costs include rent, common area maintenance, property taxes, licenses and other related fees.  Occupancy costs, as a percentage of net sales, were relatively consistent at 8.2% in Q1 2012 and 8.1% in the Combined Q1 2011.  Occupancy costs fluctuate based upon the timing and number of new restaurant openings and our mix of owned sites, land leases and land and building leases.

Other restaurant operating expenses

Other restaurant operating expenses include all restaurant-level operating costs, the major components of which are operating supplies, utilities, repairs and maintenance, advertising, general liability and credit card fees.  Other restaurant operating expenses, as a percentage of net sales, increased to 16.1% in Q1 2012 from 15.9% in the Combined Q1 2011.  The percentage increase in Q1 2012 was primarily due to increased advertising and maintenance costs offset by a decline in general insurance reserves and a partial quarter impact of recent regulation reducing the debit card fees charged to retailers.

Depreciation and amortization

Depreciation and amortization includes the depreciation of fixed assets and capitalized leasehold improvements and the amortization of intangible assets.  Depreciation and amortization, as a percentage of total revenues increased to 3.3% in Q1 2012 from 3.1% in the Combined Q1 2011.  The increase was primarily due to the revaluation of the depreciable basis of property and equipment as a result of the Transactions, which was only effective for four weeks of the Combined Q1 2011 compared to thirteen weeks of Q1 2012.

Pre-opening expenses

Pre-opening expenses consist of costs related to a new restaurant opening and primarily include manager salaries, employee payroll, travel, non-cash rent expense and other costs related to training and preparing new restaurants for opening.  Pre-opening costs will fluctuate from period to period based on the number and timing of restaurant openings.  Our pre-opening costs (excluding rent) per opening have remained constant at approximately $0.2 million per opening.

General and administrative

General and administrative expenses are comprised of expenses associated with corporate and administrative functions that support restaurant operations and development.  General and administrative expenses, as a percentage of total revenues, decreased to 4.3% in Q1 2012 from 19.4% in the Combined Q1 2011.  Included in the Combined Q1 2011 was $20.5 million of transaction related costs.  Excluding the impact of these costs, general and administrative expenses were 4.4% of total revenues in the Combined Q1 2011.  The decrease in general and administrative expenses as a percentage of total revenues, excluding transaction related costs, was due to a reduction in home office bonus accruals partially offset by stock option expense recognized in Q1 2012.

INTEREST EXPENSE, NET AND OTHER INCOME, NET

Interest expense, net consists primarily of interest expense related to our debt, net of interest income, see the “Liquidity and Capital Resources” section for further detail.  Other income, net consists primarily of gains and losses associated with interest rate swaps.  Interest expense, net increased to $9.4 million in Q1 2012 compared to $6.3 million in the Combined Q1 2011, as a result of the debt incurred in connection with the Transactions.  In connection with the Transactions, we terminated our interest rate swap agreement related to outstanding borrowings under the prior credit facilities.

EFFECTIVE INCOME TAX RATE

Our effective tax rate (“ETR”) was 19.4% in Q1 2012, 37.0% in the Successor period from October 4, 2010 to October 31, 2010 and 97.4% in the Predecessor period from August 2, 2010 to October 3, 2010.  We file a separate tax return for each of the short periods in fiscal year 2011 which prevents a meaningful combined presentation.  The ETR for Q1 2012 was impacted favorably by federal income tax credits related to the retention component of the Hiring Incentives to Restore Employment (HIRE) Act and the initial impacts of our rollout of the Work Opportunity Tax Credit (WOTC) program.  The Q1 2012 tax rate was also impacted by certain true ups related to short period returns required due to the Transactions.  The effective tax rates for the Successor period ended October 31, 2010 and Predecessor period ended October 3, 2010 were impacted by differing GAAP and tax treatment for costs incurred as a result of the Transactions, offset by wage credits.

Other Non-GAAP Financial Measures

EBITDA and Adjusted EBITDA

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

As noted in the table below, Adjusted EBITDA excludes pre-opening expenses (excluding rent), sponsor management fees, hedging gain and losses on disposal of property and equipment and property sales, share-based compensation, and non-cash rent, among other items. It is reasonable to expect that these items will occur in future periods. However, we believe these adjustments are appropriate partly because the amounts recognized can vary significantly from period to period and complicate comparisons of our internal operating results and operating results of other restaurant companies over time. In addition, Adjusted EBITDA includes adjustments for other items that we do not expect to regularly record, including transaction costs and expenses recorded pursuant to accounting for business combinations. Each of the normal recurring adjustments and other adjustments described in this paragraph and in the reconciliation table below help to provide management with a measure of our core operating performance over time by removing items that are not related to day-to-day restaurant level operations.

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

The following table sets forth a reconciliation of net loss, the most directly comparable GAAP financial measure, to EBITDA, Adjusted EBITDA and Adjusted EBITDAR.

	Successor	Successor	Predecessor	Combined
		Period from	Period from
	Thirteen weeks	October 4, 2010	August 2, 2010	Thirteen weeks
	ended	to	to	ended
(In thousands)	October 30, 2011	October 31, 2010	October 3, 2010	October 31, 2010
Net loss	$(3,284)	$(6,048)	$(224)	$(6,272)
Interest expense, net	9,368	3,132	3,147	6,279
Income tax benefit	(788)	(3,553)	(8,240)	(11,793)
Depreciation and amortization	4,772	1,091	3,112	4,203
EBITDA	10,068	(5,378)	(2,205)	(7,583)
Adjustments
Sponsor management fees(a)	250	92	205	297
Non-cash asset write-offs:
Loss on disposal of property and equipment(b)	295	71	164	235
Pre-opening expenses (excluding rent)(c)	1,298	212	598	810
Hedging gain (d)	-	-	(182)	(182)
Losses on sales of property(e)	6	-	39	39
Non-cash rent adjustment(f)	1,120	1,314	(334)	980
Costs related to the Transactions(g)	(3)	10,495	10,272	20,767
Non-cash stock-based compensation(h)	250	-	-	-
Other adjustments(i)	13	-	10	10
Adjusted EBITDA	13,297	6,806	8,567	15,373
Cash rent expense(j)	8,831	1,191	7,128	8,319
Adjusted EBITDAR	$22,128	$7,997	$15,695	$23,692

(a)
Prior to the completion of the Transactions, sponsor management fees consisted of fees paid to our Predecessor owners under a management and consulting services agreement, which was terminated in connection with the completion of the Transactions. Following the completion of the Transactions, sponsor management fees consist of fees paid to the Kelso Affiliates under an advisory agreement.

(b)	Loss on disposal of property and equipment consists of the loss on disposal or retirement of assets that are not fully depreciated.

(c)	Pre-opening expenses (excluding rent) include expenses directly associated with the opening of a new restaurant.

(d)	Hedging gain relates to fair market value changes of an interest rate swap. The interest rate swap was terminated in connection with the Transactions.

(e)	We recognize losses in connection with the sale and leaseback of restaurants when the fair value of the property being sold is less than the undepreciated cost of the property.

(f)
Non-cash rent adjustments represent the non-cash rent expense calculated as the difference between GAAP rent expense and amounts payable in cash under the leases during such time period. In measuring our operational performance, we focus on our cash rent payments.

(g)
Costs related to the Transactions include: expenses related to business combination accounting recognized in connection with the Transactions, a one-time fee of $7.0 million paid to the Kelso Affiliates and legal, professional, and other fees incurred as a result of the Transactions.

(h)	Non-cash stock-based compensation represents compensation expense recognized for time-based stock options issued by RHI.

(i)	Other adjustments include ongoing expenses of closed restaurants, as well as inventory write-offs, employee termination buyouts and incidental charges related to restaurant closings.

(j)	Cash rent expense represents actual cash payments required under our leases.

For Q1 2012 our Adjusted EBITDA was $13.3 million, a decrease of $2.1 million, or 13.5%, compared to the Adjusted EBITDA of $15.4 million in the Combined Q1 2011.  This decrease in Adjusted EBITDA was primarily driven by a decline in comparable restaurant sales and commodity inflation partially offset by new restaurant openings.

Liquidity and Capital Resources

Summary

Our primary requirement for liquidity and capital is new restaurant development and debt service requirements.  Historically, our primary sources of liquidity and capital resources have been net cash provided from operating activities and operating lease financing.  Based on our current restaurant development plans, we anticipate that our cash position, our expected cash flows from operations and availability under the Senior Secured Revolving Credit Facility will be sufficient to finance our planned capital expenditures, operating activities and debt service requirements. However, our ability to fund future operating expenses and capital expenditures and our ability to make scheduled payments of interest on, to pay principal of or to refinance our indebtedness and to satisfy any other of our present or future debt obligations will depend on our future operating performance which will be affected by general economic, financial and other factors beyond our control.  As of October 30, 2011, we had $3.6 million in cash and cash equivalents and $14.3 million in available credit under our Senior Secured Revolving Credit Facility.  The $12.1 million in borrowings as of October 30, 2011, on our Senior Secured Revolving Credit Facility occurred due to the timing of capital expenditures and sale and leaseback reimbursements associated with new restaurant openings and our semi-annual interest payment due October 15, 2011.  We do not anticipate the borrowings on our Senior Secured Revolving Credit Facility to be long-term and expect the annual cash flow from operations to cover capital expenditures and debt service requirements in fiscal year 2012.

Consistent with many other restaurant and retail chain store operations, we utilize operating lease arrangements and sale and leaseback arrangements and believe that these financing methods provide a useful source of capital in a financially efficient manner.

Post-Transactions Liquidity

The total sources used to fund the Transactions of $628.6 million included $230.0 million of new capital contribution indirectly from the Kelso Affiliates and the Management Investors; $355.0 million from the proceeds of the Senior Secured Notes; and $43.6 million of cash from our balance sheet. The funds were used to repay existing indebtedness of $224.4 million; pay sellers’ expenses of $28.5 million; pay buyer’s expenses (primarily debt issuance costs) of $20.0 million; with the remainder payable to our Predecessor stockholders and option holders as consideration for their equity interests.

As part of the Transactions, we entered into the Senior Secured Revolving Credit Facility, which provides for up to $30.0 million of borrowings. The Senior Secured Revolving Credit Facility is available to fund working capital and for general corporate purposes. As of October 30, 2011, we had $12.1 million of borrowings drawn on the Senior Secured Revolving Credit Facility and $3.6 million of outstanding letters of credit resulting in available credit of $14.3 million.

The Senior Secured Revolving Credit Facility and the Indenture that governs the Senior Secured Notes contain financial and operating covenants.  The financial covenants include a maximum consolidated leverage ratio calculated as total debt outstanding divided by Adjusted EBITDA; a minimum consolidated interest coverage ratio calculated as Adjusted EBITDAR divided by the sum of interest expense and cash rent; and a maximum capital expenditure limit.  The non-financial covenants include prohibitions on our ability to incur certain additional indebtedness or to pay dividends.  Additionally, we are subject to the reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, as a non-accelerated filer, even if we are not specifically required to comply with such sections otherwise.  Failure to comply with these covenants constitutes a default and may lead to the acceleration of the principal amount and accrued and unpaid interest on the Senior Secured Notes.  As of October 30, 2011, we were in compliance with all required covenants and expect to remain in compliance throughout fiscal year 2012.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for each of the thirteen week periods presented:

	Successor	Combined - Successor/Predecessor
	Thirteen week period ended
(In thousands)	October 30, 2011	October 31, 2010
Total cash (used in) provided by:
Operating activities	$(14,149)	$(17,567)
Investing activities	(13,493)	(320,901)
Financing activities	12,100	346,085
(Decrease) increase in cash and cash equivalents	$(15,542)	$7,617

Operating activities

Cash used in operating activities in Q1 2012 was impacted by $18.9 million of cash paid for interest.  Offsetting such impact was cash flows generated from operations.  Cash used in operating activities in the Combined Q1 2011 was impacted by the increased net loss resulting from costs incurred as a result of the Transactions.

We had negative working capital of $19.8 million and $21.0 million on October 30, 2011 and July 31, 2011, respectively.  Like many other restaurant companies, we are able, and expect to operate with negative working capital.  Restaurant operations do not require significant inventories and substantially all sales are for cash or paid by third-party credit cards.

Investing activities

Cash used in investing activities primarily represents capital expenditures for new restaurant growth as well as $311.6 million of costs in the Combined Q1 2011 to acquire LRI Holdings, as part of the Transactions.  Excluding these transaction costs, capital expenditures increased in Q1 2012 by $2.6 million due to a greater number of planned new restaurant openings, timing of new restaurants under construction and the mix of owned versus leased properties.  During the Combined Q1 2011 expenditures were offset by sale and leaseback transactions of $1.7 million.

Financing activities

Cash provided in Q1 2012 related to draws on the Senior Secured Revolving Credit Facility of $12.1 million.  Cash provided by financing activities in the Combined Q1 2011 included debt issuance and equity contributions required to fund the Transactions, offset by the repayment of prior credit facilities and new debt issuance costs.

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

Segment Reporting

We aggregate our operations into a single reportable segment within the restaurant industry, providing similar products to similar customers, exclusively in the United States. Our restaurants also possess similar pricing structures, resulting in similar long-term expected financial performance characteristics. Accordingly, no further segment reporting beyond the condensed consolidated financial statements is presented.

Impact of Inflation

Our operating margins depend on, among other things, our ability to anticipate and react to changes in the costs of key operating resources, including food and other raw materials, labor, energy and other supplies and services. Substantial increases in costs and expenses could impact our operating results to the extent that such increases cannot be passed along to our restaurant customers. While we have taken steps to qualify multiple suppliers and enter into fixed price agreements for many of the commodities used in our restaurant operations, there can be no assurance that future supplies and costs for such commodities will not fluctuate due to weather and other market conditions outside of our control. Certain of our commodities are not contracted and remain subject to fluctuating market prices.  Consequently, these commodities can be subject to unforeseen supply and cost fluctuations.

Our staff members are subject to various minimum wage requirements.  There have been and may be additional minimum wage increases in excess of federal minimum wage implemented in various jurisdictions in which we operate or seek to operate.  Minimum wage increases may have a material adverse effect on our labor costs. Certain operating costs, such as taxes, insurance and other outside services continue to increase and may also be subject to other cost and supply fluctuations outside of our control.  While we have been able to partially offset inflation and other changes in the costs of key operating resources by gradually increasing prices for our menu items, coupled with more efficient purchasing practices, productivity improvements and greater economies of scale, there can be no assurance that we will be able to continue to do so in the future.  From time to time, competitive conditions could limit our menu pricing ability.  In addition, macroeconomic conditions could make additional menu price increases imprudent.  There can be no assurance that all future cost increases can be offset by increased menu prices or that increased menu prices will be fully absorbed by our restaurant customers without any resulting changes in their visit frequencies or purchasing patterns.  There can be no assurance that we will be able to generate increases in comparable restaurant sales in amounts sufficient to offset inflationary or other cost pressures.

Critical Accounting Policies

We prepare our condensed consolidated financial statements in conformity with GAAP.  The preparation of these financial statements requires us to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenues, expenses and the related disclosures.  We base our assumptions, estimates and judgments on historical experience, current trends, and other factors that management believes to be relevant at the time our condensed consolidated financial statements are prepared.  However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.  Our critical accounting policies have not changed materially from those previously reported in our Annual Report on Form 10-K for the fiscal year ended July 31, 2011.

Recent Accounting Pronouncements

Information regarding new accounting pronouncements is included within Note 1 to our unaudited condensed consolidated financial statements in Part 1, Item 1 of this report.

Cautionary Statement Regarding Forward-Looking Statements

This report contains forward−looking statements based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will” and variations of these words or similar expressions are intended to identify forward−looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward−looking statements. Such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward−looking statements as a result of various factors. The section entitled “Risk Factors” in our Annual Report on Form 10−K for the fiscal year ended July 31, 2011, filed with the SEC, discusses some of the important risk factors that may affect our business, results of operations, or financial condition.  These risks and uncertainties include, but are not limited to:
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

We undertake no obligation to revise or update publicly any forward−looking statements for any reason. The information contained in this Form 10−Q is not a complete description of our business or the risks associated with our business. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC that discuss our business in greater detail and advise interested parties of certain risks, uncertainties and other factors that may affect our business, results of operations or financial condition.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Four food categories (beef, produce, seafood and chicken) account for the largest share of our cost of goods sold (at 31.3%, 9.9%, 9.5% and 7.3%, respectively in the thirteen week period ended October 30, 2011).  Other categories affected by commodity price fluctuations, such as pork, cheese and dairy, may each account for 4-6%, individually, of our purchases.

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

We are subject to additional risk due to our reliance on single suppliers for many of our commodity purchases, including beef.  However, our menu items are based on generally available products, and if any existing suppliers fail, or are unable, to deliver in quantities we require, we believe that there are sufficient alternative suppliers in the marketplace so that our sources of supply can be replaced as necessary.  Although we believe the supply could be replaced by alternative suppliers, we may encounter temporary supply shortages or incur higher supply costs which could have an adverse affect on our results of operations.

Interest rate risk

We are subject to interest rate risk in connection with borrowings under the Senior Secured Revolving Credit Facility, which bears interest at variable rates.  As of October 30, 2011, we have drawn $12.1 million on our Senior Secured Revolving Credit Facility.  Accordingly, we will be exposed to interest rate fluctuations on the balance outstanding until repayment.  Based on the expected timing of repayment, management does not expect the interest rate risk incurred to be significant.  There is no interest rate risk associated with our Senior Secured Notes, as the interest rate is fixed at 10.75% per annum.

ITEM 4—CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, have evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of October 30, 2011.

Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

Information regarding legal proceedings is included within Note 5 to our unaudited condensed consolidated financial statements included within Part I, Item 1 of this report.

ITEM 1A—RISK FACTORS

There have been no material changes in the risk factors set forth in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended July 31, 2011.

ITEM 6—EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of LRI Holdings, Inc.*
3.2	Amended and Restated By-Laws of LRI Holdings, Inc.*
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

4.6	Form of 10.75% Senior Secured Note due 2017 (included in Exhibit 4.5 hereto).*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following unaudited financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.**

* Filed previously by the Company as an exhibit to Registration Statement on Form S-4 (File No. 333-173579) filed on April 18, 2011 and incorporated herein by reference.
** Furnished electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: December 12, 2011	LRI Holdings, Inc.

	By:	/s/ Amy L. Bertauski
Amy L. Bertauski
Chief Financial Officer and Treasurer
(Duly Authorized Officer)
Date: December 12, 2011

	By:	/s/ Nicole A. Williams
Nicole A. Williams
Vice President - Controller
(Principal Accounting Officer)