Form 10-Q
period 2012-01-29
LRI HOLDINGS, INC.
filed 2012-03-12
CIK 1383875

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 29, 2012
- or -
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

As of March 12, 2012, the registrant has 1 Common Unit, $0.01 par value, outstanding (which is owned by Roadhouse Parent Inc., the registrant’s direct owner), and is not publicly traded.

LRI HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q
QUARTERLY PERIOD ENDED JANUARY 29, 2012

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

LRI Holdings, Inc.
Condensed Consolidated Balance Sheets

(In thousands, except share data)	January 29, 2012	July 31, 2011
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$11,860	$19,103
Receivables	8,994	9,960
Inventories	11,756	11,370
Prepaid expenses and other current assets	4,535	3,367
Income taxes receivable	5,130	3,688
Deferred income taxes	2,202	2,207
Total current assets	44,477	49,695
Property and equipment, net	242,877	232,940
Other assets	19,233	19,492
Goodwill	332,604	331,788
Tradename	71,694	71,694
Other intangible assets, net	22,395	23,215
Total assets	$733,280	$728,824
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$18,364	$17,573
Intercompany payable	1,287	802
Other current liabilities and accrued expenses	54,987	52,315
Total current liabilities	74,638	70,690
Long-term debt	355,000	355,000
Deferred income taxes	38,178	37,746
Other long-term obligations	37,613	34,808
Total liabilities	505,429	498,244
Commitments and contingencies (Note 5)	-	-
Stockholder’s equity:
Common stock ($0.01 par value; 100 shares authorized; 1 share issued and outstanding)	-	-
Additional paid-in capital	230,000	230,000
Retained (deficit) earnings	(2,149)	580
Total stockholder’s equity	227,851	230,580
Total liabilities and stockholder’s equity	$733,280	$728,824

See accompanying notes to condensed consolidated financial statements.

LRI Holdings, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(In thousands)	Thirteen weeks ended January 29, 2012 (Successor)	Thirteen weeks ended January 30, 2011 (Successor)	Twenty-six weeks ended January 29, 2012 (Successor)	Period from October 4, 2010 to January 30, 2011 (Successor)	Period from August 2, 2010 to October 3, 2010 (Predecessor)
Revenues:
Net sales	$156,876	$145,480	$300,649	$187,306	$93,762
Franchise fees and royalties	530	516	1,037	670	348
Total revenues	157,406	145,996	301,686	187,976	94,110
Costs and expenses:
Restaurant operating costs:
Cost of goods sold	51,446	47,099	99,335	60,888	29,172
Labor and other related expenses	45,918	43,203	89,590	55,505	28,578
Occupancy costs	12,210	11,013	23,929	13,979	8,046
Other restaurant operating expenses	24,118	20,963	47,275	26,988	15,478
Depreciation and amortization	5,017	4,419	9,789	5,511	3,112
Pre-opening expenses	1,478	1,117	3,068	1,383	783
General and administrative	6,206	5,977	12,391	17,986	14,440
Impairment and store closing charges	108	-	108	-	-
Total costs and expenses	146,501	133,791	285,485	182,240	99,609
Operating income (loss)	10,905	12,205	16,201	5,736	(5,499)
Interest expense, net	10,122	10,330	19,490	13,462	3,147
Other income, net	-	(15)	-	(15)	(182)
Income (loss) before income taxes	783	1,890	(3,289)	(7,711)	(8,464)
Income tax expense (benefit)	228	800	(560)	(2,753)	(8,240)
Net income (loss)	555	1,090	(2,729)	(4,958)	(224)
Undeclared preferred dividend	-	-	-	-	(2,270)
Net income (loss) attributable to common stockholders	$555	$1,090	$(2,729)	$(4,958)	$(2,494)

See accompanying notes to condensed consolidated financial statements.

LRI Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)

					Total
			Additional	Retained	stockholders’	Preferred
	Common		paid-in	earnings	equity	Shares	Amount
(In thousands, except share data)	Shares	Amount	capital	(deficit)	(Permanent)	(Temporary)	(Temporary)

Balances at August 1, 2010 (Predecessor)	992,427	$10	$12,831	$20,772	$33,613	64,508	$60,170
Net loss	-	-	-	(224)	(224)	-	-
Balances at October 3, 2010 (Predecessor)	992,427	$10	$12,831	$20,548	$33,389	64,508	$60,170

Balances at October 4, 2010 (Date of Transactions)	-	$-	$-	$-	$-	-	$-
Capital contribution	1	-	230,000	-	230,000	-	-
Net loss	-	-	-	(4,958)	(4,958)	-	-
Balances at January 30, 2011 (Successor)	1	$-	$230,000	$(4,958)	$225,042	-	$-

Balances at July 31, 2011 (Successor)	1	$-	$230,000	$580	$230,580	-	$-
Net loss	-	-	-	(2,729)	(2,729)	-	-
Balances at January 29, 2012 (Successor)	1	$-	$230,000	$(2,149)	$227,851	-	$-

See accompanying notes to condensed consolidated financial statements.

LRI Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(In thousands)	Twenty-six weeks ended January 29, 2012 (Successor)	Period from October 4, 2010 to January 30, 2011 (Successor)	Period from August 2, 2010 to October 3, 2010 (Predecessor)
Cash flows from operating activities:
Net loss	$(2,729)	$(4,958)	$(224)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,789	5,511	3,112
Other amortization	293	1,747	241
Unrealized gain on interest rate swap	-	-	(182)
Loss on sale/disposal of property and equipment	477	224	203
Amortization of deferred gain on sale and leaseback transactions	(6)	(1)	(18)
Impairment charges for long-lived assets	108	-	-
Share-based compensation expense	490	-	-
Tax benefit upon cancellation/exercise of Predecessor stock options	-	-	6,431
Deferred income taxes	437	-	(10,701)
Changes in operating assets and liabilities:
Receivables	966	(1,454)	126
Inventories	(386)	(222)	(205)
Prepaid expenses and other current assets	(1,168)	4,256	1,668
Other non-current assets and intangibles	(1,395)	(274)	(179)
Accounts payable	795	(199)	413
Intercompany payable	(5)	-	-
Income taxes payable / receivable	(1,442)	(2,748)	(3,985)
Other current liabilities and accrued expenses	2,672	(7,720)	4,942
Other long-term obligations	2,853	1,794	1,022
Net cash provided by (used in) operating activities	11,749	(4,044)	2,664
Cash flows from investing activities:
Acquisition of LRI Holdings, net of cash acquired	-	(311,633)	-
Purchase of property and equipment	(25,397)	(12,989)	(7,036)
Proceeds from sale and leaseback transactions, net of expenses	6,405	1,793	1,656
Net cash used in investing activities	(18,992)	(322,829)	(5,380)
Cash flows from financing activities:
Proceeds from issuance of Senior Secured Notes	-	355,000	-
Payments for debt issuance costs	-	(18,937)	-
Contribution from parent	-	230,000	-
Repayment of Predecessor’s senior secured credit facility	-	(132,825)	-
Repayment of Predecessor’s senior subordinated unsecured mezzanine term notes, including prepayment premium	-	(87,576)	-
Payments on revolving credit facility	(18,400)	-	-
Borrowings on revolving credit facility	18,400	-	-
Net cash provided by financing activities	-	345,662	-
(Decrease) increase in cash and cash equivalents	(7,243)	18,789	(2,716)
Cash and cash equivalents, beginning of period	19,103	-	52,211
Cash and cash equivalents, end of period	$11,860	$18,789	$49,495

See accompanying notes to condensed consolidated financial statements.

LRI Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share data)
(unaudited)

1.	Basis of Presentation and Recent Accounting Pronouncements

LRI Holdings, Inc. (“LRI Holdings”) and its subsidiaries (collectively the “Company”, “we”, “our” or “us”) are engaged in the operation and development of the Logan’s Roadhouse restaurant chain.  As of January 29, 2012, our restaurants operate in 23 states and are comprised of 215 company-owned restaurants and 26 franchise-owned restaurants.  LRI Holdings operates its business as one operating and one reportable segment.  The Company operates on a 52 or 53-week fiscal year ending on the Sunday nearest to July 31.

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

The Transactions resulted in a change of ownership of substantially all of LRI Holdings’ outstanding common stock and were accounted for in accordance with accounting guidance for business combinations and, accordingly, resulted in the recognition of assets acquired and liabilities assumed at fair value as of October 4, 2010.  The purchase price has been “pushed down” to LRI Holdings’ financial statements.  The condensed consolidated financial statements for all periods prior to October 4, 2010 are those of the Company prior to the Transactions (“Predecessor”).  The condensed consolidated financial statements for the periods beginning on or after October 4, 2010 are those of the Company subsequent to the Transactions (“Successor”).  As a result of the Transactions, the financial statements after October 4, 2010 are not comparable to those prior to that date.

Basis of presentation

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), and all intercompany balances and transactions have been eliminated during consolidation.

Interim financial statements

We have prepared these condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature.  Operating results for the thirteen week quarter and twenty-six weeks ended January 29, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending July 29, 2012.  These statements should be read in conjunction with the consolidated financial statements and related notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2011.  The accounting policies used in preparing these condensed consolidated financial statements are the same as those described in our most recent Form 10-K.

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

In June 2011, the FASB issued guidance regarding the presentation of other comprehensive income which requires a reporting entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  This guidance eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity.  The guidance is intended to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 (our 2013 fiscal year) and should be applied retrospectively.  The Company does not expect the adoption of this guidance to have a material impact on our consolidated financial position, results of operations or cash flows, though it will change our financial statement presentation.

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

The Transactions, described in Note 1, resulted in a change in ownership of substantially all of LRI Holdings’ outstanding common stock and were accounted for in accordance with accounting guidance for business combinations and, accordingly resulted in the recognition of assets acquired and liabilities assumed at fair value as of October 4, 2010. The purchase price has been “pushed down” to LRI Holdings’ financial statements.

The following table presents the change in goodwill since the date of the Transactions:

Goodwill, as of October 4, 2010	$334,106
Tax related adjustments	1,348
Finalization of valuation studies	(2,850)
Goodwill, as of January 29, 2012	$332,604

Related party disclosures

At the time of the Transactions, seller proceeds of $17,800 were deposited into an escrow account to serve as security for and as a sole source of payment of the sellers’ obligations relating to Predecessor periods. Of this amount, $674 was paid to the Company as a result of certain purchase price adjustments and $326 was released to the sellers in the Successor period ended July 31, 2011.  The remaining escrow funds were managed in accordance with the terms of an escrow agreement with final distribution of all remaining escrow amounts paid to the sellers in the second quarter of fiscal year 2012.

In accordance with the terms of the Transactions, the sellers are entitled to any actual refunds of income taxes relating to Predecessor periods which will be paid after filing of the Predecessor income tax returns and receipt of those tax refunds by the Company. The deductibility of stock options and transaction costs resulted in an income tax receivable of $5,317 and an offsetting payable to the sellers, included in other current liabilities and accrued expenses, of the same amount at January 29, 2012.

3.	Long-Term Debt

Long-term debt obligations at January 29, 2012 and July 31, 2011, consist of the following:

	January 29, 2012	July 31, 2011
Senior Secured Notes, bearing interest at 10.75%	$355,000	$355,000
Senior Secured Revolving Credit Facility	-	-
	355,000	355,000
Less: current maturities	-	-
Long-term debt, less current maturities	$355,000	$355,000

Senior Secured Revolving Credit Facility

In connection with the Transactions, the Company terminated the Predecessor’s senior secured credit facility, and Logan’s Roadhouse Inc., a wholly owned subsidiary of LRI Holdings, entered into the Senior Secured Revolving Credit Facility that provides a $30,000 revolving credit facility with a maturity date of October 4, 2015. The Senior Secured Revolving Credit Facility includes a $12,000 letter of credit sub-facility and a $5,000 swingline sub-facility. As of January 29, 2012, the Company had no borrowings drawn on the Senior Secured Revolving Credit Facility and $3,563 of undrawn outstanding letters of credit resulting in available credit of $26,437.

The Senior Secured Revolving Credit Facility is collateralized on a first-priority basis by a security agreement, which includes the tangible and intangible assets of the borrower and those of LRI Holdings and all of its subsidiaries, and is guaranteed by LRI Holdings and the subsidiaries of Logan’s Roadhouse, Inc.

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

On or after October 15, 2013, Logan’s Roadhouse, Inc. may redeem all or part of the Senior Secured Notes at redemption prices (expressed as a percentage of principal amount) ranging from 108.1% to 100.0%, plus accrued and unpaid interest. Prior to October 15, 2013, Logan’s Roadhouse, Inc. may on one or more occasions redeem up to 35% of the original principal amount of the notes using the proceeds of certain equity offerings at a redemption price of 110.8%, plus any accrued and unpaid interest. At any time during the 12-month periods commencing on October 15, in each of 2010, 2011 and 2012, Logan’s Roadhouse, Inc. may redeem up to 10% of the original principal amount at a redemption price equal to 103.0%, plus any accrued and unpaid interest. As of January 29, 2012, no portion of the Senior Secured Notes has been redeemed.

As of January 29, 2012, the fair value of the Senior Secured Notes was $335,475.

The credit agreement governing the Senior Secured Revolving Credit Facility (the “Credit Agreement”) and the indenture that governs the Senior Secured Notes (the “Indenture”) contain significant financial and operating covenants.  The financial covenants include a maximum consolidated leverage ratio, a minimum consolidated interest coverage ratio and a maximum capital expenditure limit.  The non-financial covenants include prohibitions on the Company and the Company’s guarantor subsidiaries’ ability to incur certain additional indebtedness or to pay dividends.  Additionally, the Company is subject to the reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as a non−accelerated filer, even if the Company is not specifically required to comply with such sections of the Exchange Act.  Failure to comply with these covenants constitutes a default and may lead to the acceleration of the principal amount and accrued but unpaid interest on the Senior Secured Notes.  As of January 29, 2012, the Company was in compliance with all material covenants.

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

There were no transfers among levels within the fair value hierarchy during the twenty-six week Successor period ended January 29, 2012, the seventeen week Successor period from October 4, 2010 to January 30, 2011 or the nine week Predecessor period from August 2, 2010 to October 3, 2010.

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of January 29, 2012 and July 31, 2011:

	Level	January 29, 2012	July 31, 2011
Deferred compensation plan assets(1)	1	$1,726	$1,574

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

At January 29, 2012 and July 31, 2011, the Company did not have any significant nonfinancial assets or liabilities that required a fair value measurement on a recurring basis.

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

The following table summarizes stock option activity under the 2011 Plan for the twenty-six week period ended January 29, 2012:

	Time-based options		Performance-based options
	Number	Weighted average exercise price	Number	Weighted average exercise price
Options outstanding as of July 31, 2011	109,855	$100.00	219,735	$100.00
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(766)	100.00	(1,534)	100.00
Options outstanding as of January 29, 2012	109,089	$100.00	218,201	$100.00
As of January 29, 2012
Options vested	27,273		-
Options exercisable	27,273		-

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

The condensed consolidating financial information of Logan’s Roadhouse, Inc. and the guarantors is presented below:

Condensed Consolidated Balance Sheets

January 29, 2012:	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
ASSETS
Current assets	$-	$44,477	$-	$44,477
Property and equipment, net	-	242,877	-	242,877
Other assets	1,839	135,100	(117,706)	19,233
Investment in subsidiary	330,167	-	(330,167)	-
Goodwill	-	332,604	-	332,604
Tradename	-	71,694	-	71,694
Other intangible assets, net	-	22,395	-	22,395
Total assets	$332,006	$849,147	$(447,873)	$733,280
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities	$-	$74,638	$-	$74,638
Long-term debt	-	355,000	-	355,000
Deferred income taxes	-	38,178	-	38,178
Other long-term obligations	117,706	37,613	(117,706)	37,613
Stockholder’s equity	214,300	343,718	(330,167)	227,851
Total liabilities and stockholder’s equity	$332,006	$849,147	$(447,873)	$733,280

July 31, 2011:	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
ASSETS
Current assets	$5,895	$43,800	$-	$49,695
Property and equipment, net	-	232,940	-	232,940
Other assets	-	136,179	(116,687)	19,492
Investment in subsidiary	379,118	-	(379,118)	-
Goodwill	-	331,788	-	331,788
Tradename	-	71,694	-	71,694
Other intangible assets, net	-	23,215	-	23,215
Total assets	$385,013	$839,616	$(495,805)	$728,824
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities	$-	$70,690	$-	$70,690
Long-term debt	-	355,000	-	355,000
Deferred income taxes	37,746	-	-	37,746
Other long-term obligations	116,687	34,808	(116,687)	34,808
Stockholder’s equity	230,580	379,118	(379,118)	230,580
Total liabilities and stockholder’s equity	$385,013	$839,616	$(495,805)	$728,824

Condensed Consolidated Statements of Operations
Thirteen weeks ended January 29, 2012 (Successor)	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
Total revenues	$-	$157,406	$-	$157,406
Total costs and expenses	27	146,474	-	146,501
Operating (loss) income	(27)	10,932	-	10,905
Interest expense, net and other income, net	511	9,611	-	10,122
Loss (income) before income taxes	(538)	1,321	-	783
Income tax expense	132	96	-	228
Net (loss) income	(670)	1,225	-	555
Undeclared preferred dividend	-	-	-	-
Net (loss) income attributable to common stockholders	$(670)	$1,225	$-	$555

Thirteen weeks ended January 30, 2011 (Successor)	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
Total revenues	$-	$145,996	$-	$145,996
Total costs and expenses	526	133,265	-	133,791
Operating (loss) income	(526)	12,731	-	12,205
Interest expense, net and other income, net	503	9,812	-	10,315
(Loss) income before income taxes	(1,029)	2,919	-	1,890
Income tax (benefit) expense	(232)	1,032	-	800
Net (loss) income	(797)	1,887	-	1,090
Undeclared preferred dividend	-	-	-	-
Net (loss) income attributable to common stockholders	$(797)	$1,887	$-	$1,090

Twenty-six weeks ended January 29, 2012 (Successor)	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
Total revenues	$-	$301,686	$-	$301,686
Total costs and expenses	51	285,434	-	285,485
Operating (loss) income	(51)	16,252	-	16,201
Interest expense, net and other income, net	1,017	18,473	-	19,490
Loss before income taxes	(1,068)	(2,221)	-	(3,289)
Income tax expense (benefit)	29	(589)	-	(560)
Net loss	(1,097)	(1,632)	-	(2,729)
Undeclared preferred dividend	-	-	-	-
Net loss attributable to common stockholders	$(1,097)	$(1,632)	$-	$(2,729)

Period from October 4, 2010 to January 30, 2011 (Successor)	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
Total revenues	$-	$187,976	$-	$187,976
Total costs and expenses	10,753	171,487	-	182,240
Operating (loss) income	(10,753)	16,489	-	5,736
Interest expense, net and other income, net	652	12,795	-	13,447
(Loss) income before income taxes	(11,405)	3,694	-	(7,711)
Income tax (benefit) expense	(4,072)	1,319	-	(2,753)
Net (loss) income	(7,333)	2,375	-	(4,958)
Undeclared preferred dividend	-	-	-	-
Net (loss) income attributable to common stockholders	$(7,333)	$2,375	$-	$(4,958)

Period from August 2, 2010 to October 3, 2010 (Predecessor)	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
Total revenues	$-	$94,110	$-	$94,110
Total costs and expenses	10,305	89,304	-	99,609
Operating (loss) income	(10,305)	4,806	-	(5,499)
Interest expense, net and other income, net	-	2,965	-	2,965
(Loss) income before income taxes	(10,305)	1,841	-	(8,464)
Income tax (benefit) expense	(10,032)	1,792	-	(8,240)
Net (loss) income	(273)	49	-	(224)
Undeclared preferred dividend	(2,270)	-	-	(2,270)
Net (loss) income attributable to common stockholders	$(2,543)	$49	$-	$(2,494)

Condensed Consolidated Statements of Cash Flows

Twenty-six weeks ended January 29, 2012 (Successor)	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
Net cash provided by operating activities	$(80)	$11,829	$-	$11,749
Net cash used in investing activities	80	(19,072)	-	(18,992)
Net cash provided by financing activities	-	-	-	-
Decrease in cash and cash equivalents	-	(7,243)	-	(7,243)
Cash and cash equivalents, beginning of period	-	19,103	-	19,103
Cash and cash equivalents, end of period	$-	$11,860	$-	$11,860

Period from October 4, 2010 to January 30, 2011 (Successor)	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
Net cash provided by (used in) operating activities	$107,525	$(111,569)	$-	$(4,044)
Net cash (used in) provided by investing activities	(337,525)	14,696	-	(322,829)
Net cash provided by financing activities	230,000	115,662	-	345,662
Increase in cash and cash equivalents	-	18,789	-	18,789
Cash and cash equivalents, beginning of period	-	-	-	-
Cash and cash equivalents, end of period	$-	$18,789	$-	$18,789

Period from August 2, 2010 to October 3, 2010 (Predecessor)	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
Net cash provided by operating activities	$-	$2,664	$-	$2,664
Net cash used in investing activities	-	(5,380)	-	(5,380)
Net cash provided by financing activities	-	-	-	-
Decrease in cash and cash equivalents	-	(2,716)	-	(2,716)
Cash and cash equivalents, beginning of period	-	52,211	-	52,211
Cash and cash equivalents, end of period	$-	$49,495	$-	$49,495

8.	Supplemental Cash Flow Information

The following table presents supplemental cash flow information:

	Twenty-six weeks ended January 29, 2012 (Successor)	Period from October 4, 2010 to January 30, 2011 (Successor)	Period from August 2, 2010 to October 3, 2010 (Predecessor)
Cash paid for:
Interest, excluding amounts capitalized	$18,930	$-	$3,493
Income taxes	467	48	22

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

This discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes in Item 1 of this Quarterly Report.  The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in these forward-looking statements.  See “Cautionary Statement Regarding Forward-Looking Statements” below for factors that could cause or contribute to these differences.  The inclusion of supplementary analytical and related information herein may require us to make estimates and assumptions in connection with our analysis of trends and expectations with respect to our results of operations and financial position taken as whole.

General

Logan’s Roadhouse is a family-friendly, casual dining restaurant chain that revisits the classic roadhouse from days past and brings it to life in a modern way through our craveable food, abundance and affordability, welcoming hospitality and upbeat atmosphere.  Our restaurants have a relaxed, come-as-you-are environment where we encourage our customers to enjoy “bottomless buckets” of roasted in-shell peanuts and to toss the shells on the floor.  Our entrée portions are generous and generally include a choice of two side items, all at affordable prices.  We are committed to serving a variety of fresh food from specially seasoned aged steaks to farm-fresh salads to our made-from-scratch yeast rolls.  We believe the freshness and distinctive flavor profiles of our signature dishes, coupled with the variety of our menu, differentiates us from our competitors.  Our restaurants, which are open for lunch and dinner seven days a week, serve a broad and diverse customer base.   We opened our first restaurant in Lexington, Kentucky in 1991, and we have grown to a total of 215 company-owned restaurants and 26 franchised restaurants located across 23 states as of January 29, 2012.

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

Growing our restaurant base.  We believe differentiated, moderately priced roadhouse concepts have broad customer appeal and remain underpenetrated relative to the bar and grill and steakhouse segments.  We intend to focus on disciplined growth of our brand by strategically opening additional company-owned restaurants in existing and adjacent states.  We have improved our new restaurant unit economics by reducing our new unit investment costs while generally protecting unit capacity and profitability.  We currently plan to open 19 restaurants in fiscal year 2012, of which 14 have been opened as of January 29, 2012.

Growing sales in existing restaurants.  We began to see a decline in average unit volumes beginning in fiscal year 2008 primarily due to the general softening of the overall macroeconomic environment.  In recent years, consumer traffic to casual dining restaurants has been negatively impacted by increasing unemployment rates and a decrease in consumer discretionary income and consumer confidence.  The current restaurant environment is highly competitive with increased advertising, discounting and promotional activity.  In order to address the challenging economic environment and drive traffic into our restaurants, we have increased our advertising efforts and continue to offer and promote value options that we believe are important to our customers in the current economic environment.  We believe that many of our customers remain impacted by high levels of unemployment and lower discretionary income, and as the economy continues to improve, we believe we are well-positioned to capitalize on improving consumer sentiment.

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

Growing margins.  Our restaurant operating margins have increased in each annual period since 2008 due to a number of cost savings initiatives that have improved the efficiency of our restaurant operations.  We are facing commodity pressures in fiscal year 2012 and remain focused on disciplined cost management opportunities to save costs in areas that are not directly adding value to the customer dining experience.

Throughout fiscal year 2012, we expect our customers will continue to be impacted by high unemployment levels and other general economic challenges, which will limit their discretionary income.  As a result, we anticipate that the landscape will remain competitive as restaurant operators compete for market share in a challenging environment.  We also expect cost pressures primarily in the form of commodity inflation.  We believe that if we continue to focus on protecting restaurant margins while executing our core strategies of disciplined restaurant growth and consistently delivering a great value and unique dining experience to our customers, we will be well-positioned as economic conditions improve.  Our ability to open new restaurants with strong unit level returns along with revenue and margin growth in existing restaurants will be key drivers to improved operational and financial results.

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

Customer traffic.  Customer traffic is the total number of customers served over a specified period of time.  Unless otherwise noted, we report this metric for comparable restaurants.

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

New debt structure.  In connection with the Transactions, Predecessor debt instruments were retired and replaced with new financing.  This increase in long-term debt and related debt issuance costs affects the comparability of interest expense and cash flows between the Predecessor and Successor periods.

General and administrative expense.  Transaction costs expensed in the Predecessor and Successor periods have a significant impact on results and comparability between periods.

Provision for (benefit from) income taxes.  Non-deductibility of certain costs incurred in connection with the Transactions impacted the income tax rates in both the Predecessor and Successor periods.

Presentation of Results

Our fiscal year ends on the Sunday closest to July 31.  All references to “Q2 2012”and “YTD 2012” relate to the thirteen week quarter ended and twenty-six week period ended January 29, 2012, respectively.  All references to “Q2 2011” relate to the thirteen week quarter ended January 30, 2011 and all references to the “Combined twenty-six weeks ended January 30, 2011” or the “Combined YTD 2011” relate to the combined seventeen week period ended January 30, 2011 of the Successor and the nine week period ended October 3, 2010 of the Predecessor.

For purposes of this discussion and analysis, we combined the results of operations of the Predecessor for the nine week period from August 2, 2010 to October 3, 2010 with those of the Successor for the seventeen week period from October 4, 2010 to January 30, 2011.  Although the combined presentation does not comply with GAAP, we believe that it provides management and investors with a more meaningful perspective on our financial and operational performance than if we did not combine the results of the Predecessor and Successor in this manner.  The combined results have not been prepared on a pro forma basis and should not be used as a substitute for Predecessor and Successor financial statements prepared in accordance with GAAP.

Results of Operations

Thirteen weeks ended January 29, 2012 (Q2 2012)

•
We opened seven new restaurants (four ground leases and three ground and building leases) with a capital investment of $13.1 million and pre-opening costs (excluding rent) of $1.3 million.  Proceeds of $3.3 million from the sale and leaseback of two of these leased buildings had not been received as of January 29, 2012 and thus are not shown as a reduction of the capital investment for these new restaurants.

•	Comparable restaurant sales for Q2 2012 decreased 0.6%, our average check increased by 4.3% and customer traffic decreased by 4.7% for company-owned restaurants.
•	Net income decreased $0.5 million to $0.6 million from Q2 2011.
•	Adjusted EBITDA decreased 5.0%, or $1.0 million, to $19.3 million from Q2 2011.
•
Cash and cash equivalents declined by $7.2 million from July 31, 2011.  Major drivers of the change in cash flow include interest payments of $18.9 million and net capital expenditures of $19.0 million, which were funded by cash on hand and cash flows from operations.  As of January 29, 2012, we had spent $7.4 million in capital expenditures that will be reimbursed upon completion of planned sale and leaseback transactions.

The following tables and discussion summarize key components of our operating results expressed as a dollar amount and as a percentage of total revenues or net sales.

	Successor				Successor		Successor		Predecessor		Combined
							Period from		Period from
	Thirteen weeks ended		Thirteen weeks ended		Twenty-six weeks ended		October 4, 2010		August 2, 2010		Twenty-six weeks ended
(In thousands)	January 29, 2012		January 30, 2011		January 29, 2012		to January 30, 2011		to October 3, 2010		January 30, 2011
Statement of operations data:
Revenues:
Net sales	$156,876	99.7%	$145,480	99.6%	$300,649	99.7%	$187,306	99.6%	$93,762	99.6%	$281,068	99.6%
Franchise fees and royalties	530	0.3	516	0.4	1,037	0.3	670	0.4	348	0.4	1,018	0.4
Total revenues	157,406	100.0	145,996	100.0	301,686	100.0	187,976	100.0	94,110	100.0	282,086	100.0
Costs and expenses:
(As a percentage of net sales)
Restaurant operating costs:
Cost of goods sold	51,446	32.8	47,099	32.4	99,335	33.0	60,888	32.5	29,172	31.1	90,060	32.0
Labor and other related expenses	45,918	29.3	43,203	29.7	89,590	29.8	55,505	29.6	28,578	30.5	84,083	29.9
Occupancy costs	12,210	7.8	11,013	7.6	23,929	8.0	13,979	7.5	8,046	8.6	22,025	7.8
Other restaurant operating expenses	24,118	15.4	20,963	14.4	47,275	15.7	26,988	14.4	15,478	16.5	42,466	15.1
(As a percentage of total revenues)
Depreciation and amortization	5,017	3.2	4,419	3.0	9,789	3.2	5,511	2.9	3,112	3.3	8,623	3.1
Pre-opening expenses	1,478	0.9	1,117	0.8	3,068	1.0	1,383	0.7	783	0.8	2,166	0.8
General and administrative	6,206	3.9	5,977	4.1	12,391	4.1	17,986	9.6	14,440	15.3	32,426	11.5
Impairment and store closing charges	108	0.1	-	-	108	-	-	-	-	-	-	-
Total costs and expenses	146,501	93.1	133,791	91.6	285,485	94.6	182,240	96.9	99,609	105.8	281,849	99.9
Operating income (loss)	10,905	6.9	12,205	8.4	16,201	5.4	5,736	3.1	(5,499)	(5.8)	237	0.1
Interest expense, net	10,122	6.4	10,330	7.1	19,490	6.5	13,462	7.2	3,147	3.3	16,609	5.9
Other income, net	-	-	(15)	-	-	-	(15)	-	(182)	(0.2)	(197)	(0.1)
Income (loss) before income taxes	783	0.5	1,890	1.3	(3,289)	(1.1)	(7,711)	(4.1)	(8,464)	(9.0)	(16,175)	(5.7)
Income tax expense (benefit)	228	0.1	800	0.5	(560)	(0.2)	(2,753)	(1.5)	(8,240)	(8.8)	(10,993)	(3.9)
Net income (loss)	$555	0.4	$1,090	0.7	$(2,729)	(0.9)	$(4,958)	(2.6)	$(224)	(0.2)	$(5,182)	(1.8)

Restaurant Unit Activity
	Company-owned	Franchised	Total
Restaurants at July 31, 2011	201	26	227
Openings	14	-	14
Closures	-	-	-
Restaurants at January 29, 2012	215	26	241

Q2 2012 (13 weeks) Compared to Q2 2011 (13 weeks) and YTD 2012 (26 weeks) Compared to the Combined YTD 2011 (26 weeks)

TOTAL REVENUES

Net sales consist of food and beverage sales of company-owned restaurants and other miscellaneous income.  Net sales increased by $11.4 million or 7.8% in Q2 2012 compared to Q2 2011.  This increase is primarily attributable to the opening of seven new restaurants and was partially offset by a decline in comparable restaurant sales of 0.6%.  Net sales increased by $19.6 million or 7.0% in YTD 2012 compared to the Combined YTD 2011.  This increase is primarily due to the opening of 14 new restaurants and was partially offset by a decline in comparable restaurant sales of 1.1%.

The following table summarizes the period over period changes and key net sales drivers at company-owned restaurants for the periods presented:

	Successor		Successor	Combined - Successor/Predecessor
	Thirteen week period ended		Twenty-six week period ended
	January 29, 2012	January 30, 2011	January 29, 2012	January 30, 2011
Company-owned restaurants:
Increase in restaurant operating weeks	9.8%		9.3%
Decrease in average unit volume	-2.0%		-2.3%
Total increase in restaurant sales	7.8%		7.0%

Change in comparable restaurant sales	-0.6%	0.1%	-1.1%	1.3%
Restaurant operating weeks	2,754	2,508	5,422	4,962

The increase in restaurant operating weeks for the periods presented above was due to the opening of new restaurants.  The decreases in average unit volume were primarily driven by customer traffic declines.  For our comparable restaurants, the decrease in customer traffic was 4.7% and 5.0% which was offset by a 4.3% and 4.1% increase in average check for Q2 2012 and YTD 2012, respectively.  The increase in average check was driven by menu pricing increases of 2.7% and 2.4%, respectively, along with favorable menu mix shifts and higher liquor, beer and wine sales per guest.  Franchise fees and royalties, for our two franchisees that operate 26 restaurants, remained relatively consistent for the periods presented.

TOTAL COSTS AND EXPENSES

Total costs and expenses were $146.5 million in Q2 2012 versus $133.8 million in Q2 2011 and $285.5 million in YTD 2012 versus $281.8 million in the Combined YTD 2011.  As a percent of total revenues, total costs and expenses in Q2 2012 were 93.1%, which increased from 91.6% in Q2 2011 and 94.6% in YTD 2012, which decreased from 99.9% in the Combined YTD 2011.  The primary drivers of the fluctuations in total costs and expenses are as follows:

Cost of goods sold

Cost of goods sold consists of food and beverage costs, along with related purchasing and distribution costs.  Costs of goods sold, as a percentage of net sales, increased to 32.8% in Q2 2012 from 32.4% in Q2 2011 and increased to 33.0% in YTD 2012 from 32.0% in the Combined YTD 2011.  The increases were primarily due to inflation across most commodities along with promotional offers that had an adverse impact on cost of goods sold, partially offset by menu pricing and the amortization of a favorable beef contract in the prior year period.

Labor and other related expenses

Labor and other related expenses consists of all restaurant management and hourly labor costs, including salaries, wages, benefits, bonuses and other indirect labor costs.  Labor and other related expenses, as a percentage of net sales, decreased to 29.3% in Q2 2012 from 29.7% in Q2 2011 and decreased to 29.8% in YTD 2012 from 29.9% in the Combined YTD 2011.  These decreases resulted from improved labor staffing and wage rate efficiency and a reduction in workers compensation reserves, partially offset by the non-recurring payroll tax credits realized in the prior year period.

Occupancy costs

Occupancy costs include rent, common area maintenance, property taxes, licenses and other related fees.  Occupancy costs, as a percentage of net sales, increased to 7.8% in Q2 2012 from 7.6% in Q2 2011 and increased to 8.0% in YTD 2012 from 7.8% in the Combined YTD 2011.  Occupancy costs fluctuate based upon the timing and number of new restaurant openings and our mix of owned sites, land leases and land and building leases.

Other restaurant operating expenses

Other restaurant operating expenses include all restaurant-level operating costs, the major components of which are operating supplies, utilities, repairs and maintenance, advertising, general liability and credit card fees.  Other restaurant operating expenses, as a percentage of net sales, increased to 15.4% in Q2 2012 from 14.4% in Q2 2011 and increased to 15.7% in YTD 2012 from 15.1% in the Combined YTD 2011.  The increases were primarily due to increased advertising costs and general insurance reserves, partially offset by reduced debit card fees resulting from regulation reducing the debit card fees charged to retailers.

Depreciation and amortization

Depreciation and amortization includes the depreciation of fixed assets and capitalized leasehold improvements and the amortization of intangible assets.  Depreciation and amortization, as a percentage of total revenues increased to 3.2% in Q2 2012 from 3.0% in Q2 2011 and increased to 3.2% in YTD 2012 from 3.1% in the Combined YTD 2011.  The increases were primarily due to the additional depreciation from new restaurant openings and lost leverage from declining same store sales.  In addition, the YTD increase was also impacted by the revaluation of the depreciable basis of property and equipment as a result of the Transactions.

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

General and administrative

General and administrative expenses are comprised of expenses associated with corporate and administrative functions that support restaurant operations and development.  General and administrative expenses, as a percentage of total revenues, decreased to 3.9% in Q2 2012 from 4.1% in Q2 2011.  Included in Q2 2011 was $0.5 million of transaction related costs.  Excluding the impact of these costs, general and administrative expenses were 3.7% of total revenues in Q2 2011.  The increase in general and administrative expenses as a percentage of total revenues, excluding transaction related costs, was due to stock option expense recognized in Q2 2012.

General and administrative expenses, as a percentage of total revenues, decreased to 4.1% in YTD 2012 from 11.5% in the Combined YTD 2011.  Included in the Combined YTD 2011 was $21.0 million of transaction related costs.  Excluding the impact of these costs, general and administrative expenses were 4.0% of total revenues in the Combined YTD 2011.  The increase in general and administrative expenses as a percentage of total revenues, excluding transaction related costs, was due to stock option expense recognized in the current year period offset by a reduction in bonus accruals.

Impairment and store closing charges

Impairment and store closing charges include long-lived and indefinite-lived asset impairment charges and store closing charges.  In Q2 2012, we recorded $0.1 million of impairment charges for asset additions to restaurants that had been fully impaired in prior years.

INTEREST EXPENSE, NET AND OTHER INCOME, NET

Interest expense, net consists primarily of interest expense related to our debt, net of interest income, see the “Liquidity and Capital Resources” section for further detail.  Other income, net consists primarily of gains and losses associated with interest rate swaps.  Interest expense, net decreased to $10.1 million in Q2 2012 compared to $10.3 million in Q2 2011.  Interest expense, net increased to $19.5 million in YTD 2012 from $16.6 million in the Combined YTD 2011 as a result of the debt incurred in connection with the Transactions.  In connection with the Transactions, we terminated our interest rate swap agreement related to outstanding borrowings under the prior credit facilities.

INCOME TAX EXPENSE

Our effective tax rate (“ETR”) was 17.0% in YTD 2012, 35.7% in the Successor period from October 4, 2010 to January 30, 2011 and 97.4% in the Predecessor period from August 2, 2010 to October 3, 2010.  A combined presentation is not meaningful as we file a separate tax return for each of the short periods in fiscal year 2011.  The ETR for YTD 2012 was impacted favorably by federal income tax credits related to the retention component of the Hiring Incentives to Restore Employment (HIRE) Act and the impact of our rollout of the Work Opportunity Tax Credit (WOTC) program.  The ETRs for the Successor period ended January 30, 2011 and Predecessor period ended October 3, 2010 were impacted by differing GAAP and tax treatment for costs incurred as a result of the Transactions, offset by wage credits.

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

	Successor		Successor	Successor	Predecessor	Combined
				Period from	Period from
	Thirteen weeks	Thirteen weeks	Twenty-six weeks	October 4, 2010	August 2, 2010	Twenty-six weeks
	ended	ended	ended	to	to	ended
(In thousands)	January 29, 2012	January 30, 2011	January 29, 2012	January 30, 2011	October 3, 2010	January 30, 2011
Net income (loss)	$555	$1,090	$(2,729)	$(4,958)	$(224)	$(5,182)
Interest expense, net	10,122	10,330	19,490	13,462	3,147	16,609
Income tax expense (benefit)	228	800	(560)	(2,753)	(8,240)	(10,993)
Depreciation and amortization	5,017	4,419	9,789	5,511	3,112	8,623
EBITDA	15,922	16,639	25,990	11,262	(2,205)	9,057
Adjustments
Sponsor management fees(a)	250	255	500	347	205	552
Non-cash asset write-offs:
Restaurant impairment(b)	108	-	108	-	-	-
Loss on disposal of property and equipment(c)	174	132	469	203	164	367
Pre-opening expenses (excluding rent)(d)	1,266	919	2,564	1,130	598	1,728
Hedging gain (e)	-	-	-	-	(182)	(182)
Losses on sales of property(f)	2	21	8	21	39	60
Non-cash rent adjustment(g)	1,315	1,095	2,435	2,404	(334)	2,070
Costs related to the Transactions(h)	46	1,289	43	11,784	10,272	22,056
Non-cash stock-based compensation(i)	240	-	490	-	-	-
Other adjustments(j)	7	1	20	2	10	12
Adjusted EBITDA	19,330	20,351	32,627	27,153	8,567	35,720
Cash rent expense(k)	9,109	8,402	17,940	9,593	7,128	16,721
Adjusted EBITDAR	$28,439	$28,753	$50,567	$36,746	$15,695	$52,441

(a)
Prior to the completion of the Transactions, sponsor management fees consisted of fees paid to our Predecessor owners under a management and consulting services agreement, which was terminated in connection with the completion of the Transactions. Following the completion of the Transactions, sponsor management fees consist of fees paid to the Kelso Affiliates under an advisory agreement.

(b)	Restaurant impairment charges were recorded in connection with the determination that the carrying value of certain of our restaurants exceeded their estimated fair value.
(c)	Loss on disposal of property and equipment consists of the loss on disposal or retirement of assets that are not fully depreciated.
(d)	Pre-opening expenses (excluding rent) include expenses directly associated with the opening of a new restaurant.

(e)	Hedging gain relates to fair market value changes of an interest rate swap. The interest rate swap was terminated in connection with the Transactions.
(f)	We recognize losses in connection with the sale and leaseback of restaurants when the fair value of the property being sold is less than the undepreciated cost of the property.
(g)
Non-cash rent adjustments represent the non-cash rent expense calculated as the difference between GAAP rent expense and amounts payable in cash under the leases during such time period. In measuring our operational performance, we focus on our cash rent payments.

(h)
Costs related to the Transactions include: expenses related to business combination accounting recognized in connection with the Transactions, a one-time fee of $7.0 million paid to the Kelso Affiliates and legal, professional, and other fees incurred as a result of the Transactions.

(i)	Non-cash stock-based compensation represents compensation expense recognized for time-based stock options issued by RHI.
(j)	Other adjustments include ongoing expenses of closed restaurants, as well as inventory write-offs, employee termination buyouts and incidental charges related to restaurant closings.
(k)	Cash rent expense represents actual cash payments required under our leases.

For Q2 2012 our Adjusted EBITDA was $19.3 million, a decrease of 5.0%, compared to the Adjusted EBITDA of $20.4 million in Q2 2011.  For YTD 2012 our Adjusted EBITDA was $32.6 million, a decrease of 8.7%, compared to the Adjusted EBITDA of $35.7 million in the Combined YTD 2011.  The decreases in Adjusted EBITDA were primarily driven by a decline in comparable restaurant sales and commodity inflation partially offset by contributions from our new restaurant openings.

Liquidity and Capital Resources

Summary

Our primary requirement for liquidity and capital is new restaurant development and debt service requirements.  Historically, our primary sources of liquidity and capital resources have been net cash provided from operating activities and operating lease financing.  Based on our current restaurant development plans, we anticipate that our cash position, our expected cash flows from operations and availability under the Senior Secured Revolving Credit Facility will be sufficient to finance our planned capital expenditures, operating activities and debt service requirements. However, our ability to fund future operating expenses and capital expenditures and our ability to make scheduled payments of interest on, to pay principal of or to refinance our indebtedness and to satisfy any other of our present or future debt obligations will depend on our future operating performance which will be affected by general economic, financial and other factors beyond our control.  As of January 29, 2012, we had $11.9 million in cash and cash equivalents and $26.4 million in available credit under our Senior Secured Revolving Credit Facility.  We expect the annual cash flow from operations to cover capital expenditures and debt service requirements in fiscal year 2012.

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

As part of the Transactions, we entered into the Senior Secured Revolving Credit Facility, which provides for up to $30.0 million of borrowings. The Senior Secured Revolving Credit Facility is available to fund working capital and for general corporate purposes. As of January 29, 2012, we had no outstanding borrowings drawn on the Senior Secured Revolving Credit Facility and $3.6 million of outstanding letters of credit resulting in available credit of $26.4 million.

The Senior Secured Revolving Credit Facility and the Indenture that governs the Senior Secured Notes contain financial and operating covenants.  The financial covenants include a maximum consolidated leverage ratio calculated as total debt outstanding divided by Adjusted EBITDA; a minimum consolidated interest coverage ratio calculated as Adjusted EBITDAR divided by the sum of interest expense and cash rent; and a maximum capital expenditure limit.  The non-financial covenants include prohibitions on our ability to incur certain additional indebtedness or to pay dividends.  Additionally, we are subject to the reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, as a non-accelerated filer, even if we are not specifically required to comply with such sections otherwise.  Failure to comply with these covenants constitutes a default and may lead to the acceleration of the principal amount and accrued and unpaid interest on the Senior Secured Notes.  As of January 29, 2012, we were in compliance with all material covenants and expect to remain in compliance throughout fiscal year 2012.

    Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for each of the twenty-six week periods presented:

	Successor	Combined - Successor/Predecessor
	Twenty-six week period ended
(In thousands)	January 29, 2012	January 30, 2011
Total cash (used in) provided by:
Operating activities	$11,749	$(1,380)
Investing activities	(18,992)	(328,209)
Financing activities	-	345,662
(Decrease) increase in cash and cash equivalents	$(7,243)	$16,073

Operating activities

Cash provided by operating activities in YTD 2012 was generated by cash flows from operations and partially offset by $18.9 million of cash paid for interest.  Cash used in operating activities in the Combined YTD 2011 was impacted by the increased net loss resulting from costs incurred as a result of the Transactions.

We had negative working capital, excluding cash and cash equivalents, of $42.0 million and $40.1 million on January 29, 2012 and July 31, 2011, respectively.  Like many other restaurant companies, we are able, and expect to operate with negative working capital.  Restaurant operations do not require significant inventories and substantially all sales are for cash or paid by third-party credit cards.

Investing activities

Cash used in investing activities primarily represents capital expenditures for new restaurant growth as well as $311.6 million of costs in the Combined YTD 2011 to acquire LRI Holdings, as part of the Transactions.  Excluding these transaction costs, capital expenditures increased in YTD 2012 by $5.4 million due to a greater number of planned new restaurant openings, timing of new restaurants under construction and the mix of owned versus leased properties.  During YTD 2012 and the Combined YTD 2011 expenditures were offset by sale and leaseback transactions of $6.4 million and $3.5 million, respectively.

Financing activities

Draws on the Senior Secured Revolving Credit Facility of $18.4 million were fully repaid in the YTD 2012 period.  Cash provided by financing activities in the Combined YTD 2011 included debt issuance and equity contributions required to fund the Transactions, offset by the repayment of prior credit facilities and new debt issuance costs.

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

Segment Reporting

We aggregate our operations into a single reportable segment within the restaurant industry, providing similar products to similar customers, exclusively in the United States. Our restaurants also possess similar pricing structures, resulting in similar long-term expected financial performance characteristics. Accordingly, no further segment reporting beyond the unaudited condensed consolidated financial statements is presented.

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

Critical Accounting Policies

We prepare our unaudited condensed consolidated financial statements in conformity with GAAP.  The preparation of these financial statements requires us to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenues, expenses and the related disclosures.  We base our assumptions, estimates and judgments on historical experience, current trends, and other factors that management believes to be relevant at the time our unaudited condensed consolidated financial statements are prepared.  However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.  Our critical accounting policies have not changed materially from those previously reported in our Annual Report on Form 10-K for the fiscal year ended July 31, 2011.

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

Four food categories (beef, produce, seafood and chicken) account for the largest share of our cost of goods sold (at 31.9%, 9.8%, 9.6% and 7.4%, respectively, in the twenty-six week period ended January 29, 2012).  Other categories affected by commodity price fluctuations, such as pork, cheese and dairy, may each account for 4-6%, individually, of our purchases.

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

Interest rate risk

We are subject to interest rate risk in connection with borrowings under the Senior Secured Revolving Credit Facility, which bears interest at variable rates.  As of January 29, 2012, we had no outstanding borrowings on our Senior Secured Revolving Credit Facility.  There is no interest rate risk associated with our Senior Secured Notes, as the interest rate is fixed at 10.75% per annum.

ITEM 4—CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, have evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of January 29, 2012.

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

ITEM 5—OTHER INFORMATION

    Item 5.02 - Departure of Officer
On March 7, 2012, in connection with the reorganization of our marketing group, Stephen R. Anderson, our Senior Vice President of Marketing, Food & Beverage, left the Company, and we have begun a search for a new head of Marketing. We expect to enter into a severance agreement with Mr. Anderson and intend to file a Form 8-K outlining the terms of that agreement.

In addition, on March 7, 2012, Paul S. Pendleton, a Senior Vice President of Operations, left the Company in connection with the reorganization of our operations group. As part of the reorganization of our operations group, James B. Kuehnhold has been promoted to head of operations.  Prior to this promotion, Mr. Kuehnhold was a Senior Vice President of Operations and was responsible for all aspects of day-to-day operations for 100 company-owned restaurants. Prior to joining Logan's Roadhouse, Mr. Kuehnhold was with Romano's Macaroni Grill as a Regional Manager.  In addition, Mr. Kuehnhold was with Olive Garden for five years where he served as a Regional Manager.  He also worked with Chevy's/Rio Bravo for five years as a Director of Operations, overseeing both concepts.  Mr. Kuehnhold has been with the Logan's organization since July 2011 and has over 30 years experience in the restaurant industry.

ITEM 6—EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of LRI Holdings, Inc.*
3.2	Amended and Restated By-Laws of LRI Holdings, Inc.*
4.1
Credit Agreement, dated as of October 4, 2010, among LRI Holdings, Inc. and Logan’s Roadhouse, Inc., as Borrower, the Several Lenders from Time to Time Parties thereto, JPMorgan Chase Bank, N.A., Credit Suisse AG, as Co-Documentation Agents, Credit Suisse AG, as Syndication Agent, and JPMorgan Chase Bank, N.A., as Administrative Agent, together with the Joinder to the Credit Agreement, dated as of October 4, 2010, made by LRI Holdings, Inc. and Logan’s Roadhouse, Inc. for the benefit of the Lenders under the Credit Agreement.*

4.2
First Lien Guarantee and Collateral Agreement, dated as of October 4, 2010, made by LRI Holdings, Inc. and Logan’s Roadhouse, Inc. and the Guarantors Identified Therein, in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, together with the Assumption Agreement to the First lien Guarantee and the Collateral Agreement, dated October 4, 2010, made by LRI Holdings, Inc., Logan’s Roadhouse, Inc., Logan’s Roadhouse of Texas, Inc. and Logan’s Roadhouse of Kansas, Inc. in favor of JPMorgan Chase Bank N.A., as Administrative Agent under the Credit Agreement.*

4.3
Security Agreement, dated as of October 4, 2010, made by LRI Holdings, Inc. and Logan’s Roadhouse, Inc., in favor of Wells Fargo Bank, National Association, as Collateral Agent, together with the Joinder Agreement to Security Agreement dated as of October 4, 2010 made by LRI Holdings, Inc., Logan’s Roadhouse, Inc., Logan’s Roadhouse of Texas, Inc., Logan’s Roadhouse of Kansas, Inc., in favor of Wells Fargo Bank, National Association, as Collateral Agent under the Security Agreement.*

4.4
Intercreditor Agreement, dated as of October 4, 2010, among JPMorgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, National Association, as Collateral Agent, Logan’s Roadhouse, Inc., and each of the other Loan Parties party thereto, together with the Joinder to Intercreditor Agreement dated as of October 4, 2010 by LRI Holdings, Inc., Logan’s Roadhouse, Inc., Logan’s Roadhouse of Texas, Inc., Logan’s Roadhouse of Kansas, Inc., in favor of JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association.*

4.5
Indenture, dated as of October 4, 2010, among Logan’s Roadhouse, Inc., LRI Holdings, Inc. and Wells Fargo Bank, National Association, as Trustee and Wells Fargo Bank, National Association, as Collateral Agent, relating to the 10.75% Senior Secured Notes due 2017, together with the Supplemental Indenture for Merger entered into as of October 4, 2010 by and among Logan’s Roadhouse, Inc., LRI Holdings, Inc., Logan’s Roadhouse of Texas, Inc., Logan’s Roadhouse of Kansas, Inc., Wells Fargo Bank, National Association, as Trustee and Wells Fargo Bank, National Association, as Collateral Agent under the Indenture.*

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
101
The following unaudited financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended January 29, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholder’s Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.**

* Filed previously by the Company as an exhibit to Registration Statement on Form S-4 (File No. 333-173579) filed on April 18, 2011 and incorporated herein by reference.
** Furnished electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: March 12, 2012	LRI Holdings, Inc.

	By:	/s/ Amy L. Bertauski
Amy L. Bertauski
Chief Financial Officer and Treasurer
(Duly Authorized Officer)
Date: March 12, 2012

	By:	/s/ Nicole A. Williams
Nicole A. Williams
Vice President - Controller
(Principal Accounting Officer)