Form 10-Q
period 2012-04-29
LRI HOLDINGS, INC.
filed 2012-06-11
CIK 1383875

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 29, 2012
- or -
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

As of June 11, 2012, the registrant has 1 Common Unit, $0.01 par value, outstanding (which is owned by Roadhouse Parent Inc., the registrant’s direct owner), and is not publicly traded.

LRI HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q
QUARTERLY PERIOD ENDED APRIL 29, 2012

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

LRI Holdings, Inc.
Condensed Consolidated Balance Sheets

(In thousands, except share data)	April 29, 2012	July 31, 2011
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$5,307	$19,103
Receivables	8,810	9,960
Inventories	12,112	11,370
Prepaid expenses and other current assets	4,415	3,367
Receivable from RHI	151	-
Income taxes receivable	5,552	3,688
Deferred income taxes	2,199	2,207
Total current assets	38,546	49,695
Property and equipment, net	242,697	232,940
Other assets	18,980	19,492
Goodwill	332,604	331,788
Tradename	71,694	71,694
Other intangible assets, net	21,875	23,215
Total assets	$726,396	$728,824
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$19,351	$17,573
Payable to RHI	-	802
Other current liabilities and accrued expenses	39,475	52,315
Total current liabilities	58,826	70,690
Long-term debt	355,000	355,000
Deferred income taxes	37,556	37,746
Other long-term obligations	38,866	34,808
Total liabilities	490,248	498,244
Commitments and contingencies (Note 5)	-	-
Stockholder’s equity:
Common stock ($0.01 par value; 100 shares authorized; 1 share issued and outstanding)	-	-
Additional paid-in capital	230,000	230,000
Retained earnings	6,148	580
Total stockholder’s equity	236,148	230,580
Total liabilities and stockholder’s equity	$726,396	$728,824

See accompanying notes to the condensed consolidated financial statements.

LRI Holdings, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

(In thousands)	Thirteen weeks ended April 29, 2012 (Successor)	Thirteen weeks ended May 1, 2011 (Successor)	Thirty-nine weeks ended April 29, 2012 (Successor)	Period from October 4, 2010 to May 1, 2011 (Successor)	Period from August 2, 2010 to October 3, 2010 (Predecessor)
Revenues:
Net sales	$169,585	$158,876	$470,234	$346,182	$93,762
Franchise fees and royalties	584	575	1,621	1,245	348
Total revenues	170,169	159,451	471,855	347,427	94,110
Costs and expenses:
Restaurant operating costs:
Cost of goods sold	54,792	52,078	154,127	112,967	29,172
Labor and other related expenses	48,187	45,484	137,777	100,989	28,578
Occupancy costs	12,281	11,354	36,210	25,333	8,046
Other restaurant operating expenses	25,473	22,386	72,748	49,374	15,478
Depreciation and amortization	5,165	4,508	14,954	10,019	3,112
Pre-opening expenses	1,020	1,059	4,088	2,442	783
General and administrative	6,193	6,399	18,584	24,384	14,440
Impairment and store closing charges	-	-	108	-	-
Total costs and expenses	153,111	143,268	438,596	325,508	99,609
Operating income (loss)	17,058	16,183	33,259	21,919	(5,499)
Interest expense, net	10,124	10,124	29,614	23,586	3,147
Other income, net	-	-	-	(15)	(182)
Income (loss) before income taxes	6,934	6,059	3,645	(1,652)	(8,464)
Income tax (benefit) expense	(1,363)	2,195	(1,923)	(558)	(8,240)
Net income (loss)	8,297	3,864	5,568	(1,094)	(224)
Undeclared preferred dividend	-	-	-	-	(2,270)
Net income (loss) attributable to common stockholders	$8,297	$3,864	$5,568	$(1,094)	$(2,494)

See accompanying notes to the condensed consolidated financial statements.

LRI Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)

					Total
			Additional	Retained	stockholders’	Preferred
	Common		paid-in	earnings	equity	Shares	Amount
(In thousands, except share data)	Shares	Amount	capital	(deficit)	(Permanent)	(Temporary)	(Temporary)

Balances at August 1, 2010 (Predecessor)	992,427	$10	$12,831	$20,772	$33,613	64,508	$60,170
Net loss	-	-	-	(224)	(224)	-	-
Balances at October 3, 2010 (Predecessor)	992,427	$10	$12,831	$20,548	$33,389	64,508	$60,170

Balances at October 4, 2010 (Date of Transactions)	-	$-	$-	$-	$-	-	$-
Capital contribution	1	-	230,000	-	230,000	-	-
Net loss	-	-	-	(1,094)	(1,094)	-	-
Balances at May 1, 2011 (Successor)	1	$-	$230,000	$(1,094)	$228,906	-	$-

Balances at July 31, 2011 (Successor)	1	$-	$230,000	$580	$230,580	-	$-
Net income	-	-	-	5,568	5,568	-	-
Balances at April 29, 2012 (Successor)	1	$-	$230,000	$6,148	$236,148	-	$-

See accompanying notes to the condensed consolidated financial statements.

LRI Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

(In thousands)	Thirty-nine weeks ended April 29, 2012 (Successor)	Period from October 4, 2010 to May 1, 2011 (Successor)	Period from August 2, 2010 to October 3, 2010 (Predecessor)
Cash flows from operating activities:
Net income (loss)	$5,568	$(1,094)	$(224)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	14,954	10,019	3,112
Other amortization	764	3,050	241
Unrealized gain on interest rate swap	-	-	(182)
Loss on sale/disposal of property and equipment	2,093	437	203
Amortization of deferred gain on sale and leaseback transactions	(16)	(2)	(18)
Impairment charges for long-lived assets	108	-	-
Share-based compensation expense	530	569	-
Tax benefit upon cancellation/exercise of Predecessor stock options	-	-	6,431
Deferred income taxes	(182)	-	(10,701)
Changes in operating assets and liabilities:
Receivables	1,150	(947)	126
Inventories	(742)	(691)	(205)
Prepaid expenses and other current assets	(1,048)	5,048	1,668
Other non-current assets and intangibles	(1,774)	(474)	(179)
Accounts payable	1,208	(2,379)	413
RHI payable	(33)	(14)	-
Income taxes payable/receivable	(1,864)	(576)	(3,985)
Other current liabilities and accrued expenses	(12,840)	(23,621)	4,942
Other long-term obligations	4,224	3,061	1,022
Net cash provided by (used in) operating activities	12,100	(7,614)	2,664
Cash flows from investing activities:
Acquisition of LRI Holdings, net of cash acquired	-	(311,633)	-
Purchase of property and equipment	(35,736)	(20,478)	(7,036)
Proceeds from sale and leaseback transactions, net of expenses	11,290	1,793	1,656
Net cash used in investing activities	(24,446)	(330,318)	(5,380)
Cash flows from financing activities:
Proceeds from issuance of Senior Secured Notes	-	355,000	-
Payments for debt issuance costs	-	(18,995)	-
Contribution from parent	-	230,000	-
Repayment of Predecessor’s senior secured credit facility	-	(132,825)	-
Repayment of Predecessor’s senior subordinated unsecured mezzanine term notes, including prepayment premium	-	(87,576)	-
Payments on revolving credit facility	(18,400)	-	-
Borrowings on revolving credit facility	18,400	-	-
Repurchase of shares	(1,450)	-	-
Net cash provided by financing activities	(1,450)	345,604	-
(Decrease) increase in cash and cash equivalents	(13,796)	7,672	(2,716)
Cash and cash equivalents, beginning of period	19,103	-	52,211
Cash and cash equivalents, end of period	$5,307	$7,672	$49,495

See accompanying notes to the condensed consolidated financial statements.

LRI Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share data)
(unaudited)

1.	Basis of Presentation and Recent Accounting Pronouncements

LRI Holdings, Inc. (“LRI Holdings”) and its subsidiaries (collectively the “Company”, “we”, “our” or “us”) are engaged in the operation and development of the Logan’s Roadhouse restaurant chain.  As of April 29, 2012, our restaurants operate in 23 states and are comprised of 219 company-owned restaurants and 26 franchised restaurants.  LRI Holdings operates its business as one operating and one reportable segment.  The Company operates on a 52 or 53-week fiscal year ending on the Sunday nearest to July 31.

On October 4, 2010, LRI Holdings was acquired by certain wholly owned subsidiaries of Roadhouse Holding Inc. (“RHI”), a Delaware corporation owned by affiliates of Kelso & Company, L.P. (the “Kelso Affiliates”) and certain members of management (the “Management Investors”).  After the acquisition transactions (the “Transactions”), the Kelso Affiliates owned 97% and the Management Investors owned 3% of the outstanding capital stock of RHI.  Because LRI Holdings is a wholly owned subsidiary of an indirect wholly owned subsidiary of RHI, RHI is the ultimate parent of LRI Holdings.

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

Interim financial statements

We have prepared these condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature.  Operating results for the thirteen week quarter and thirty-nine weeks ended April 29, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending July 29, 2012.  These statements should be read in conjunction with the consolidated financial statements and related notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2011.  The accounting policies used in preparing these condensed consolidated financial statements are the same as those described in our most recent Form 10-K.

Recent accounting pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued guidance regarding the presentation of other comprehensive income which requires a reporting entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  This guidance eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity.  The guidance is intended to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 (our 2013 fiscal year) and should be applied retrospectively.  The Company does not expect the adoption of this guidance to have a material impact on our consolidated financial position, results of operations or cash flows, though it will change our financial statement presentation.

In September 2011, the FASB finalized guidance on testing goodwill for impairment.  The new guidance permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value before applying the two-step goodwill impairment model that is currently in place.  If it is determined through the qualitative assessment that a reporting unit’s fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary.  The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment.  This guidance is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011 (our 2013 fiscal year), with early adoption permitted.  The Company does not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

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

The following table presents the change in goodwill since the date of the Transactions:

Goodwill, as of October 4, 2010	$334,106
Tax related adjustments	1,348
Finalization of valuation studies	(2,850)
Goodwill, as of April 29, 2012	$332,604

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

In accordance with the terms of the Transactions, the sellers are entitled to any actual refunds of income taxes relating to Predecessor periods which will be paid after filing of the Predecessor income tax returns and receipt of those tax refunds by the Company. The deductibility of stock options and transaction costs resulted in an income tax receivable of $5,318 and an offsetting payable to the sellers, included in other current liabilities and accrued expenses, of the same amount at April 29, 2012.

3.	Long-Term Debt

Long-term debt obligations at April 29, 2012 and July 31, 2011, consist of the following:

	April 29, 2012	July 31, 2011
Senior Secured Notes, bearing interest at 10.75%	$355,000	$355,000
Senior Secured Revolving Credit Facility	-	-
	355,000	355,000
Less: current maturities	-	-
Long-term debt, less current maturities	$355,000	$355,000

Senior Secured Revolving Credit Facility

In connection with the Transactions, the Company terminated the Predecessor’s senior secured credit facility, and Logan’s Roadhouse Inc., a wholly owned subsidiary of LRI Holdings, entered into the Senior Secured Revolving Credit Facility that provides a $30,000 revolving credit facility with a maturity date of October 4, 2015. The Senior Secured Revolving Credit Facility includes a $12,000 letter of credit sub-facility and a $5,000 swingline sub-facility. As of April 29, 2012, the Company had no borrowings drawn on the Senior Secured Revolving Credit Facility and $3,563 of undrawn outstanding letters of credit resulting in available credit of $26,437.

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

On or after October 15, 2013, Logan’s Roadhouse, Inc. may redeem all or part of the Senior Secured Notes at redemption prices (expressed as a percentage of principal amount) ranging from 108.1% to 100.0%, plus accrued and unpaid interest. Prior to October 15, 2013, Logan’s Roadhouse, Inc. may on one or more occasions redeem up to 35% of the original principal amount of the notes using the proceeds of certain equity offerings at a redemption price of 110.8%, plus any accrued and unpaid interest. At any time during the 12-month periods commencing on October 15, in each of 2010, 2011 and 2012, Logan’s Roadhouse, Inc. may redeem up to 10% of the original principal amount at a redemption price equal to 103.0%, plus any accrued and unpaid interest. As of April 29, 2012, no portion of the Senior Secured Notes has been redeemed.

As of April 29, 2012, the fair value of the Senior Secured Notes was $338,581.

The credit agreement governing the Senior Secured Revolving Credit Facility (the “Credit Agreement”) and the indenture that governs the Senior Secured Notes (the “Indenture”) contain significant financial and operating covenants.  The financial covenants include a maximum consolidated leverage ratio, a minimum consolidated interest coverage ratio and a maximum capital expenditure limit.  The non-financial covenants include prohibitions on the Company and the Company’s guarantor subsidiaries’ ability to incur certain additional indebtedness or to pay dividends.  Additionally, the Company is subject to the reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as a non−accelerated filer, even if the Company is not specifically required to comply with such sections of the Exchange Act.  Failure to comply with these covenants constitutes a default and may lead to the acceleration of the principal amount and accrued but unpaid interest on the Senior Secured Notes.  As of April 29, 2012, the Company was in compliance with all material covenants.

Debt issuance costs

The Company incurred $19,207 of debt issuance costs in connection with obtaining the financings described above.  These costs were capitalized and will be amortized to interest expense over the lives of the respective debt instruments.

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

There were no transfers among levels within the fair value hierarchy during the thirty-nine week Successor period ended April 29, 2012, the thirty week Successor period from October 4, 2010 to May 1, 2011 or the nine week Predecessor period from August 2, 2010 to October 3, 2010.

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of April 29, 2012 and July 31, 2011:

	Level	April 29, 2012	July 31, 2011
Deferred compensation plan assets(1)	1	$1,868	$1,574
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

At April 29, 2012 and July 31, 2011, the Company did not have any significant nonfinancial assets or liabilities that required a fair value measurement on a recurring basis.

5.	Commitments and Contingencies

Litigation

Based upon information currently available, the Company is not a party to any litigation that management believes could have a material effect on the Company’s business or the Company’s condensed consolidated financial statements.  The Company establishes reserves for litigation and similar matters when those matters present loss contingencies that we determine to be both probable and reasonably estimable in accordance with ASC 450, “Contingencies.” In the opinion of management, based on current knowledge and in part upon the advice of legal counsel, all matters are believed to be adequately covered by insurance, or, if not covered, the possibility of losses from such matters are believed to be remote or such matters are of such kind or involve such amounts that would not have a material adverse effect on the financial position, results of operations or cash flows of the Company if disposed of unfavorably.

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

A portion of the stock options under the 2011 Plan are subject to time-based vesting and a portion are performance-based. Time-based options granted on March 1, 2011 vest ratably on each of October 4, 2011, 2012, 2013 and 2014. Future grants of time-based options will vest ratably on the first four anniversaries of the date of grant.  Compensation expense for these options is recognized over the requisite service period for the award.  Upon a change in control of RHI, all time-based options will fully vest.  Performance-based stock options do not become exercisable unless and until the Kelso Affiliates, in connection with certain change in control transactions (i) receive proceeds equal to or in excess of 1.75 times their initial investment and (ii) achieve an internal rate of return, or IRR, on their initial investment, compounded annually, of at least 10%.  The Company recognizes compensation expense for performance-based stock options when the achievement of the performance goals is deemed to be probable.

The following table summarizes stock option activity under the 2011 Plan for the thirty-nine week period ended April 29, 2012:

	Time-based options		Performance-based options
	Number	Weighted average exercise price	Number	Weighted average exercise price
Options outstanding as of July 31, 2011	109,855	$100.00	219,735	$100.00
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(15,333)	100.00	(30,667)	100.00
Options outstanding as of April 29, 2012	94,522	$100.00	189,068	$100.00
As of April 29, 2012
Options vested	23,631		-
Options exercisable	23,631		-

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

The condensed consolidating financial information of Logan’s Roadhouse, Inc. and the guarantors is presented below:

Condensed Consolidated Balance Sheets
April 29, 2012:	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
ASSETS
Current assets	$-	$38,546	$-	$38,546
Property and equipment, net	-	242,697	-	242,697
Other assets	1,839	135,359	(118,218)	18,980
Investment in subsidiary	330,147	-	(330,147)	-
Goodwill	-	332,604	-	332,604
Tradename	-	71,694	-	71,694
Other intangible assets, net	-	21,875	-	21,875
Total assets	$331,986	$842,775	$(448,365)	$726,396
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities	$-	$58,826	$-	$58,826
Long-term debt	-	355,000	-	355,000
Deferred income taxes	-	37,556	-	37,556
Other long-term obligations	118,218	38,866	(118,218)	38,866
Stockholder’s equity	213,768	352,527	(330,147)	236,148
Total liabilities and stockholder’s equity	$331,986	$842,775	$(448,365)	$726,396

July 31, 2011:	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
ASSETS
Current assets	$5,895	$43,800	$-	$49,695
Property and equipment, net	-	232,940	-	232,940
Other assets	-	136,179	(116,687)	19,492
Investment in subsidiary	379,118	-	(379,118)	-
Goodwill	-	331,788	-	331,788
Tradename	-	71,694	-	71,694
Other intangible assets, net	-	23,215	-	23,215
Total assets	$385,013	$839,616	$(495,805)	$728,824
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities	$-	$70,690	$-	$70,690
Long-term debt	-	355,000	-	355,000
Deferred income taxes	37,746	-	-	37,746
Other long-term obligations	116,687	34,808	(116,687)	34,808
Stockholder’s equity	230,580	379,118	(379,118)	230,580
Total liabilities and stockholder’s equity	$385,013	$839,616	$(495,805)	$728,824

Condensed Consolidated Statements of Operations
Thirteen weeks ended April 29, 2012 (Successor)	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
Total revenues	$-	$170,169	$-	$170,169
Total costs and expenses	8	153,103	-	153,111
Operating (loss) income	(8)	17,066	-	17,058
Interest expense, net and other income, net	512	9,612	-	10,124
(Loss) income before income taxes	(520)	7,454	-	6,934
Income tax expense (benefit)	359	(1,722)	-	(1,363)
Net (loss) income	(879)	9,176	-	8,297
Undeclared preferred dividend	-	-	-	-
Net (loss) income attributable to common stockholders	$(879)	$9,176	$-	$8,297

Thirteen weeks ended May 1, 2011 (Successor)	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
Total revenues	$-	$159,451	$-	$159,451
Total costs and expenses	344	142,924	-	143,268
Operating (loss) income	(344)	16,527	-	16,183
Interest expense, net and other income, net	503	9,621	-	10,124
(Loss) income before income taxes	(847)	6,906	-	6,059
Income tax (benefit) expense	(67)	2,262	-	2,195
Net (loss) income	(780)	4,644	-	3,864
Undeclared preferred dividend	-	-	-	-
Net (loss) income attributable to common stockholders	$(780)	$4,644	$-	$3,864

Thirty-nine weeks ended April 29, 2012 (Successor)	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
Total revenues	$-	$471,855	$-	$471,855
Total costs and expenses	59	438,537	-	438,596
Operating (loss) income	(59)	33,318	-	33,259
Interest expense, net and other income, net	1,529	28,085	-	29,614
(Loss) income before income taxes	(1,588)	5,233	-	3,645
Income tax expense (benefit)	388	(2,311)	-	(1,923)
Net (loss) income	(1,976)	7,544	-	5,568
Undeclared preferred dividend	-	-	-	-
Net (loss) income attributable to common stockholders	$(1,976)	$7,544	$-	$5,568

Period from October 4, 2010 to May 1, 2011 (Successor)	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
Total revenues	$-	$347,427	$-	$347,427
Total costs and expenses	11,097	314,411	-	325,508
Operating (loss) income	(11,097)	33,016	-	21,919
Interest expense, net and other income, net	1,155	22,416	-	23,571
(Loss) income before income taxes	(12,252)	10,600	-	(1,652)
Income tax (benefit) expense	(4,139)	3,581	-	(558)
Net (loss) income	(8,113)	7,019	-	(1,094)
Undeclared preferred dividend	-	-	-	-
Net (loss) income attributable to common stockholders	$(8,113)	$7,019	$-	$(1,094)

Period from August 2, 2010 to October 3, 2010 (Predecessor)	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
Total revenues	$-	$94,110	$-	$94,110
Total costs and expenses	10,305	89,304	-	99,609
Operating (loss) income	(10,305)	4,806	-	(5,499)
Interest expense, net and other income, net	-	2,965	-	2,965
(Loss) income before income taxes	(10,305)	1,841	-	(8,464)
Income tax (benefit) expense	(10,032)	1,792	-	(8,240)
Net (loss) income	(273)	49	-	(224)
Undeclared preferred dividend	(2,270)	-	-	(2,270)
Net (loss) income attributable to common stockholders	$(2,543)	$49	$-	$(2,494)

Condensed Consolidated Statements of Cash Flows
Thirty-nine weeks ended April 29, 2012 (Successor)	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
Net cash (used in) provided by operating activities	$(447)	$12,547	$-	$12,100
Net cash provided by (used in) investing activities	447	(24,893)	-	(24,446)
Net cash provided by financing activities	-	(1,450)	-	(1,450)
Decrease in cash and cash equivalents	-	(13,796)	-	(13,796)
Cash and cash equivalents, beginning of period	-	19,103	-	19,103
Cash and cash equivalents, end of period	$-	$5,307	$-	$5,307

Period from October 4, 2010 to May 1, 2011 (Successor)	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
Net cash provided by (used in) operating activities	$107,237	$(114,851)	$-	$(7,614)
Net cash (used in) provided by investing activities	(337,237)	6,919	-	(330,318)
Net cash provided by financing activities	230,000	115,604	-	345,604
Increase in cash and cash equivalents	-	7,672	-	7,672
Cash and cash equivalents, beginning of period	-	-	-	-
Cash and cash equivalents, end of period	$-	$7,672	$-	$7,672

Period from August 2, 2010 to October 3, 2010 (Predecessor)	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
Net cash provided by operating activities	$-	$2,664	$-	$2,664
Net cash used in investing activities	-	(5,380)	-	(5,380)
Net cash provided by financing activities	-	-	-	-
Decrease in cash and cash equivalents	-	(2,716)	-	(2,716)
Cash and cash equivalents, beginning of period	-	52,211	-	52,211
Cash and cash equivalents, end of period	$-	$49,495	$-	$49,495

8.	Supplemental Cash Flow Information

The following table presents supplemental cash flow information:
	Thirty-nine weeks ended April 29, 2012 (Successor)	Period from October 4, 2010 to May 1, 2011 (Successor)	Period from August 2, 2010 to October 3, 2010 (Predecessor)
Cash paid for:
Interest, excluding amounts capitalized	$38,011	$20,132	$3,493
Income taxes	521	71	22

9.	Restructuring

In connection with a restructuring of the Company’s marketing group and certain positions within the operations group, the Company incurred a one-time charge of $404 related to termination benefits for two former employees, repurchased shares of common stock of RHI held by the former employees for $1,450, and recorded an adjustment of $175 for the forfeiture of options to purchase stock.  The expense associated with this restructuring was included in general and administrative expenses.

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

General

Logan’s Roadhouse is a family-friendly, casual dining restaurant chain that revisits the classic roadhouse from days past and brings it to life in a modern way through our craveable food, abundance and affordability, welcoming hospitality and upbeat atmosphere.  Our restaurants have a relaxed, come-as-you-are environment where we encourage our customers to enjoy “bottomless buckets” of roasted in-shell peanuts and to toss the shells on the floor.  Our entrée portions are generous and generally include a choice of two side items, all at affordable prices.  We are committed to serving a variety of fresh food from specially seasoned aged steaks to farm-fresh salads to our made-from-scratch yeast rolls.  We believe the freshness and distinctive flavor profiles of our signature dishes, coupled with the variety of our menu, differentiates us from our competitors.  Our restaurants, which are open for lunch and dinner seven days a week, serve a broad and diverse customer base.   We opened our first restaurant in Lexington, Kentucky in 1991, and we have grown to a total of 219 company-owned restaurants and 26 franchised restaurants located across 23 states as of April 29, 2012.

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

Growing our restaurant base.  We believe differentiated, moderately priced roadhouse concepts have broad customer appeal and remain underpenetrated relative to the bar and grill and steakhouse segments.  We intend to focus on disciplined growth of our brand by strategically opening additional company-owned restaurants in existing and adjacent states.  We currently plan to open 19 restaurants in fiscal year 2012, of which 18 have been opened as of April 29, 2012.

Growing sales in existing restaurants.  We began to see a decline in average unit volumes beginning in fiscal year 2008 primarily due to the general softening of the overall macroeconomic environment.  In recent years, consumer traffic to casual dining restaurants has been negatively impacted by increasing unemployment rates and a decrease in consumer discretionary income and consumer confidence.  While these general macroeconomic factors have stabilized more recently, we believe our core customer base remains impacted by high levels of unemployment and lower discretionary income resulting in continued traffic softness in our restaurants.  The current restaurant environment is highly competitive with increased advertising, discounting and promotional activity.  In order to address the challenging economic environment and drive traffic into our restaurants, we have increased our advertising efforts and continue to offer and promote value options that we believe are important to our customers in the current economic environment.

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

Throughout the remainder of fiscal year 2012, we expect our customers will continue to be impacted by high unemployment levels and other general economic challenges, which will limit their discretionary income.  As a result, we anticipate that the landscape will remain competitive as restaurant operators compete for market share in a challenging environment.  We also expect cost pressures primarily in the form of commodity inflation.  We plan to continue to focus on protecting restaurant margins while executing our core strategies of disciplined restaurant growth and consistently delivering a great value and unique dining experience to our customers.  Our ability to open new restaurants with strong unit level returns along with revenue and margin growth in existing restaurants will be key drivers to improved operational and financial results.

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

Average check.  Average check includes net sales for company-owned restaurants over a specified period of time divided by the total number of customers served during the period. Management uses this indicator to analyze the dollars spent in our restaurants per customer. This measure aids management in identifying trends in customer preferences, as well as the effectiveness of menu price increases and other menu changes.  Unless otherwise noted, we report this metric for comparable restaurants.

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

New debt structure.  In connection with the Transactions, Predecessor debt instruments were retired and replaced with new financings.  This increase in long-term debt and related debt issuance costs affects the comparability of interest expense and cash flows between the Predecessor and Successor periods.

General and administrative expense.  Transaction costs expensed in the Predecessor and Successor periods have a significant impact on results and comparability between periods.

Provision for (benefit from) income taxes.  Non-deductibility of certain costs incurred in connection with the Transactions impacted the income tax rates in both the Predecessor and Successor periods.

Presentation of Results

Our fiscal year ends on the Sunday closest to July 31.  All references to “Q3 2012”and “YTD 2012” relate to the thirteen week quarter ended and thirty-nine week period ended April 29, 2012, respectively.  All references to “Q3 2011” relate to the thirteen week quarter ended May 1, 2011 and all references to the “Combined thirty-nine weeks ended May 1, 2011” or the “Combined YTD 2011” relate to the combined thirty week period ended May 1, 2011 of the Successor and the nine week period ended October 3, 2010 of the Predecessor.

For purposes of this discussion and analysis, we combined the results of operations of the Predecessor for the nine week period from August 2, 2010 to October 3, 2010 with those of the Successor for the thirty week period from October 4, 2010 to May 1, 2011.  Although the combined presentation does not comply with GAAP, we believe that it provides management and investors with a more meaningful perspective on our financial and operational performance than if we did not combine the results of the Predecessor and Successor in this manner.  The combined results have not been prepared on a pro forma basis and should not be used as a substitute for Predecessor and Successor financial statements prepared in accordance with GAAP.

Results of Operations

Thirteen weeks ended April 29, 2012 (Q3 2012)
•
We opened four new restaurants (one ground lease and three ground and building leases) with a gross capital investment of $8.0 million and pre-opening costs (excluding rent) of $0.8 million.  Proceeds of $1.6 million from the sale and leaseback of one of the building leases were received in the quarter to offset gross capital expenditures; while proceeds of $3.2 million related to the other two building leases were not received in the quarter but will be reimbursed upon completion of planned sale and leaseback transactions.

•	Comparable restaurant sales for Q3 2012 decreased 0.8%, our average check increased by 3.3% and customer traffic decreased by 4.0% for company-owned restaurants.
•	Net income increased $4.4 million from Q3 2011 to $8.3 million in Q3 2012.
•	Adjusted EBITDA increased 6.2% from Q3 2011, or $1.5 million, to $26.3 million in Q3 2012.
•
Cash and cash equivalents declined by $13.8 million from July 31, 2011.  Primary drivers of the change in cash flow include interest payments of $38.0 million and net capital expenditures of $24.4 million, which were funded by cash on hand and cash flows from operations.  As of April 29, 2012, we had spent $6.4 million in capital expenditures that will be reimbursed upon completion of planned sale and leaseback transactions.

The following tables and discussion summarize key components of our operating results expressed as a dollar amount and as a percentage of total revenues or net sales.
	Successor				Successor		Successor		Predecessor		Combined
	Thirteen weeks		Thirteen weeks		Thirty-nine weeks		Period from		Period from		Thirty-nine weeks
	ended		ended		ended		October 4, 2010		August 2, 2010		ended
(In thousands)	April 29, 2012		May 1, 2011		April 29, 2012		to May 1, 2011		to October 3, 2010		May 1, 2011
Statement of operations data:
Revenues:
Net sales	$169,585	99.7%	$158,876	99.6%	$470,234	99.7%	$346,182	99.6%	$93,762	99.6%	$439,944	99.6%
Franchise fees and royalties	584	0.3	575	0.4	1,621	0.3	1,245	0.4	348	0.4	1,593	0.4
Total revenues	170,169	100.0	159,451	100.0	471,855	100.0	347,427	100.0	94,110	100.0	441,537	100.0
Costs and expenses:
(As a percentage of net sales)
Restaurant operating costs:
Cost of goods sold	54,792	32.3	52,078	32.8	154,127	32.8	112,967	32.6	29,172	31.1	142,139	32.3
Labor and other related expenses	48,187	28.4	45,484	28.6	137,777	29.3	100,989	29.2	28,578	30.5	129,567	29.5
Occupancy costs	12,281	7.2	11,354	7.1	36,210	7.7	25,333	7.3	8,046	8.6	33,379	7.6
Other restaurant operating expenses	25,473	15.0	22,386	14.1	72,748	15.5	49,374	14.3	15,478	16.5	64,852	14.7
(As a percentage of total revenues)
Depreciation and amortization	5,165	3.0	4,508	2.8	14,954	3.2	10,019	2.9	3,112	3.3	13,131	3.0
Pre-opening expenses	1,020	0.6	1,059	0.7	4,088	0.9	2,442	0.7	783	0.8	3,225	0.7
General and administrative	6,193	3.6	6,399	4.0	18,584	3.9	24,384	7.0	14,440	15.3	38,824	8.8
Impairment and store closing charges	-	-	-	-	108	-	-	-	-	-	-	-
Total costs and expenses	153,111	90.0	143,268	89.9	438,596	93.0	325,508	93.7	99,609	105.8	425,117	96.3
Operating income (loss)	17,058	10.0	16,183	10.1	33,259	7.0	21,919	6.3	(5,499)	(5.8)	16,420	3.7
Interest expense, net	10,124	5.9	10,124	6.3	29,614	6.3	23,586	6.8	3,147	3.3	26,733	6.1
Other income, net	-	-	-	-	-	-	(15)	-	(182)	(0.2)	(197)	-
Income (loss) before income taxes	6,934	4.1	6,059	3.8	3,645	0.8	(1,652)	(0.5)	(8,464)	(9.0)	(10,116)	(2.3)
Income tax (benefit) expense	(1,363)	(0.8)	2,195	1.4	(1,923)	(0.4)	(558)	(0.2)	(8,240)	(8.8)	(8,798)	(2.0)
Net income (loss)	$8,297	4.9%	$3,864	2.4%	$5,568	1.2%	$(1,094)	-0.3%	$(224)	-0.2%	$(1,318)	-0.3%

Restaurant Unit Activity

	Company-owned	Franchised	Total
Restaurants at July 31, 2011	201	26	227
Openings	18	-	18
Closures	-	-	-
Restaurants at April 29, 2012	219	26	245

Q3 2012 (13 weeks) Compared to Q3 2011 (13 weeks) and YTD 2012 (39 weeks) Compared to the Combined YTD 2011 (39 weeks)

TOTAL REVENUES

    Net sales consist of food and beverage sales of company-owned restaurants and other miscellaneous income.  Net sales increased by $10.7 million, or 6.7%, to $169.6 million in Q3 2012 compared to Q3 2011.  This increase is primarily due to the opening of new restaurants and was partially offset by a 0.8% decline in comparable restaurant sales.  Net sales increased by $30.3 million, or 6.9%, to $470.2 million in YTD 2012 compared to the Combined YTD 2011.  This increase is primarily due to the opening of new restaurants and was partially offset by a 0.9% decline in comparable restaurant sales.

    The following table summarizes the period over period changes and key net sales drivers at company-owned restaurants for the periods presented:
	Successor		Successor	Combined - Successor/Predecessor
	Thirteen week period ended		Thirty-nine week period ended
	April 29, 2012	May 1, 2011	April 29, 2012	May 1, 2011
Company-owned restaurants:
Increase in restaurant operating weeks	9.0%		9.2%
Decrease in average unit volume	-2.3%		-2.3%
Total increase in restaurant sales	6.7%		6.9%

Change in comparable restaurant sales	-0.8%	0.1%	-0.9%	0.9%
Restaurant operating weeks	2,829	2,595	8,251	7,557

The increase in restaurant operating weeks for the periods presented above was due to the opening of new restaurants.  The decreases in average unit volume were primarily driven by customer traffic declines.  For our comparable restaurants, the decrease in customer traffic was 4.0% and 4.6% which was offset by a 3.3% and 3.8% increase in average check for Q3 2012 and YTD 2012, respectively.  The increase in average check was driven by menu pricing increases of 2.5% and 2.4% for Q3 2012 and YTD 2012, respectively, along with favorable menu mix shifts and higher liquor, beer and wine sales per guest.  Franchise fees and royalties, for our two franchisees that operate 26 restaurants, remained relatively consistent for the periods presented.

TOTAL COSTS AND EXPENSES

Total costs and expenses increased $9.8 million, or 6.8%, to $153.1 million in Q3 2012 compared to Q3 2011 and increased $13.5 million, or 3.2%, to $438.6 million in YTD 2012 compared to the Combined YTD 2011.  As a percent of total revenues, total costs and expenses in Q3 2012 were 90.0%, which increased from 89.9% in Q3 2011 and 93.0% in YTD 2012, which decreased from 96.3% in the Combined YTD 2011.  The primary drivers of the fluctuations in total costs and expenses are as follows:

Cost of goods sold

Cost of goods sold consists of food and beverage costs, along with related purchasing and distribution costs.  Costs of goods sold, as a percentage of net sales, decreased to 32.3% in Q3 2012 from 32.8% in Q3 2011 and increased to 32.8% in YTD 2012 from 32.3% in the Combined YTD 2011.  The decrease in Q3 2012 compared to Q3 2011 was primarily due to menu pricing and the amortization of a favorable beef contract in the prior year, partially offset by higher commodity costs.  The increase in YTD 2012 from the Combined YTD 2011 was primarily due to inflation across most commodities along with promotional offers that had an adverse impact on cost of goods sold, partially offset by menu pricing and the amortization of a favorable beef contract in the prior year period.

Labor and other related expenses

Labor and other related expenses consists of all restaurant management and hourly labor costs, including salaries, wages, benefits, bonuses and other indirect labor costs.  Labor and other related expenses, as a percentage of net sales, decreased to 28.4% in Q3 2012 from 28.6% in Q3 2011 and decreased to 29.3% in YTD 2012 from 29.5% in the Combined YTD 2011.  The decrease in Q3 2012 compared to Q3 2011 is primarily due to improved labor staffing and wage rate efficiency, partially offset by increased manager salaries due to inflation and lost leverage from lower sales.  The decrease in YTD 2012 from the Combined YTD 2011 resulted from improved staffing and wage rate efficiency, lower restaurant bonuses and workers’ compensation reserves, partially offset by the non-recurring payroll tax credits realized in the prior year period.

Occupancy costs

Occupancy costs include rent, common area maintenance, property taxes, licenses and other related fees.  Occupancy costs, as a percentage of net sales, increased to 7.2% in Q3 2012 from 7.1% in Q3 2011 and increased to 7.7% in YTD 2012 from 7.6% in the Combined YTD 2011.  Occupancy costs fluctuate based upon the timing and number of new restaurant openings and our mix of owned sites, land leases and land and building leases.  Due to the fixed nature of these costs they are also impacted by lost sales leverage.

Other restaurant operating expenses

Other restaurant operating expenses include all restaurant-level operating costs, the major components of which are operating supplies, utilities, repairs and maintenance, advertising, general liability and credit card fees.  Other restaurant operating expenses, as a percentage of net sales, increased to 15.0% in Q3 2012 from 14.1% in Q3 2011 and increased to 15.5% in YTD 2012 from 14.7% in the Combined YTD 2011.  The increase in Q3 2012 compared to Q3 2011 resulted from increased advertising costs and an increase in asset disposals from facility improvements, partially offset by a decrease in general insurance reserves and reduced debit card fees resulting from regulation reducing the debit card fees charged to retailers.  The increase in YTD 2012 as compared to the Combined YTD 2011 was primarily due to increased advertising costs and increased asset disposals from facility improvements, partially offset by reduced debit card fees resulting from regulation reducing the debit card fees charged to retailers.

Depreciation and amortization

Depreciation and amortization includes the depreciation of fixed assets and capitalized leasehold improvements and the amortization of intangible assets.  Depreciation and amortization, as a percentage of total revenues increased to 3.0% in Q3 2012 from 2.8% in Q3 2011 and increased to 3.2% in YTD 2012 from 3.0% in the Combined YTD 2011.  The increases were primarily due to the additional depreciation from new restaurant openings and lost leverage from declining sales.  In addition, the YTD 2012 increase was also impacted by the revaluation of the depreciable basis of property and equipment as a result of the Transactions.

Pre-opening expenses

Pre-opening expenses consist of costs related to a new restaurant opening and primarily include manager salaries, employee payroll, travel, non-cash rent expense and other costs related to training and preparing new restaurants for opening.  Pre-opening costs will fluctuate from period to period based on the number and timing of restaurant openings.  Our pre-opening costs (excluding rent) have remained constant at approximately $0.2 million per opening.

General and administrative

General and administrative expenses are comprised of expenses associated with corporate and administrative functions that support restaurant operations and development.  General and administrative expenses, as a percentage of total revenues, decreased to 3.6% in Q3 2012 from 4.0% in Q3 2011.  Included in Q3 2011 was $0.3 million of transaction related costs.  Excluding the impact of these costs, general and administrative expenses were 3.8% of total revenues in Q3 2011.  The decrease in general and administrative expenses as a percentage of total revenues, excluding transaction related costs, was due to a decrease in stock option expense from the prior year period.  The prior year period included additional expense due to the retroactive vesting of newly granted options and the current year period includes an adjustment for forfeited options.

General and administrative expenses, as a percentage of total revenues, decreased to 3.9% in YTD 2012 from 8.8% in the Combined YTD 2011.  Included in the Combined YTD 2011 was $21.3 million of transaction related costs.  Excluding the impact of these costs, general and administrative expenses were 4.0% of total revenues in the Combined YTD 2011.  The decrease in general and administrative expenses as a percentage of total revenues, excluding transaction related costs, was due to reduced home office bonus accruals.

Impairment and store closing charges

Impairment and store closing charges include long-lived and indefinite-lived asset impairment charges and store closing charges.  In YTD 2012, we recorded $0.1 million of impairment charges for asset additions to restaurants that had been fully impaired in prior years.

INTEREST EXPENSE, NET AND OTHER INCOME, NET

Interest expense, net consists primarily of interest expense related to our debt, net of interest income, see the “Liquidity and Capital Resources” section for further detail.  Other income, net consists primarily of gains and losses associated with interest rate swaps.  Interest expense, net remained consistent at $10.1 million in Q3 2012 and Q3 2011.  Interest expense, net increased to $29.6 million in YTD 2012 from $26.7 million in the Combined YTD 2011 as a result of the debt incurred in connection with the Transactions.  In connection with the Transactions, we terminated our interest rate swap agreement related to outstanding borrowings under the prior credit facilities.

INCOME TAX EXPENSE

Our effective tax rate (“ETR”) was a tax benefit of 52.8% in YTD 2012, 33.8% in the Successor period from October 4, 2010 to May 1, 2011 and 97.4% in the Predecessor period from August 2, 2010 to October 3, 2010.  A combined presentation is not meaningful as we file a separate tax return for each of the short periods in fiscal year 2011.  The ETR for YTD 2012 includes the impact of wage based credits on a low pre-tax income and an annual adjustment of the deferred state tax rate.  The ETRs for the Successor period ended May 1, 2011 and Predecessor period ended October 3, 2010 were impacted by differing GAAP and tax treatment for costs incurred as a result of the Transactions, offset by wage credits.

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

In addition, EBITDA, Adjusted EBITDA and Adjusted EBITDAR are used by investors as supplemental measures to evaluate the overall operating performance of companies in the restaurant industry. Management believes that investors’ understanding of our performance is enhanced by including these non-GAAP financial measures as reasonable bases for comparing our ongoing results of operations. Many investors are interested in understanding the performance of our business by comparing our results from ongoing operations from one period to the next and would ordinarily add back items that are not part of normal day-to-day operations of our business. By providing these non-GAAP financial measures, together with reconciliations, we believe we are enhancing investors’ understanding of our business and our results of operations, as well as assisting investors in evaluating how well we are executing strategic initiatives.

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

	Successor		Successor	Successor	Predecessor	Combined
				Period from	Period from
	Thirteen weeks	Thirteen weeks	Thirty-nine weeks	October 4, 2010	August 2, 2010	Thirty-nine weeks
	ended	ended	ended	to	to	ended
(In thousands)	April 29, 2012	May 1, 2011	April 29, 2012	May 1, 2011	October 3, 2010	May 1, 2011
Net income (loss)	$8,297	$3,864	$5,568	$(1,094)	$(224)	$(1,318)
Interest expense, net	10,124	10,124	29,614	23,586	3,147	26,733
Income tax (benefit) expense	(1,363)	2,195	(1,923)	(558)	(8,240)	(8,798)
Depreciation and amortization	5,165	4,508	14,954	10,019	3,112	13,131
EBITDA	22,223	20,691	48,213	31,953	(2,205)	29,748
Adjustments
Sponsor management fees(a)	250	260	750	607	205	812
Non-cash asset write-offs:
Restaurant impairment(b)	-	-	108	-	-	-
Loss on disposal of property and equipment(c)	1,616	220	2,085	423	164	587
Restructuring costs(d)	430	-	430	-	-	-
Pre-opening expenses (excluding rent)(e)	773	896	3,337	2,026	598	2,624
Hedging gain (f)	-	-	-	-	(182)	(182)
Losses on sales of property(g)	-	(7)	8	14	39	53
Non-cash rent adjustment(h)	918	991	3,353	3,395	(334)	3,061
Costs related to the Transactions(i)	-	1,085	43	12,869	10,272	23,141
Non-cash stock-based compensation(j)	40	569	530	569	-	569
Other adjustments(k)	5	7	25	9	10	19
Adjusted EBITDA	26,255	24,712	58,882	51,865	8,567	60,432
Cash rent expense(l)	9,448	8,631	27,388	18,224	7,128	25,352
Adjusted EBITDAR	$35,703	$33,343	$86,270	$70,089	$15,695	$85,784

(a)
Prior to the completion of the Transactions, sponsor management fees consisted of fees paid to our Predecessor owners under a management and consulting services agreement, which was terminated in connection with the completion of the Transactions. Following the completion of the Transactions, sponsor management fees consist of fees paid to the Kelso Affiliates under an advisory agreement.

(b)	Restaurant impairment charges were recorded in connection with the determination that the carrying value of certain of our restaurants exceeded their estimated fair value.
(c)	Loss on disposal of property and equipment consists of the loss on disposal or retirement of assets that are not fully depreciated.
(d)	Restructuring charges include severance and other related charges.
(e)	Pre-opening expenses (excluding rent) include expenses directly associated with the opening of a new restaurant.
(f)	Hedging gain relates to fair market value changes of an interest rate swap. The interest rate swap was terminated in connection with the Transactions.

(g)	We recognize losses in connection with the sale and leaseback of restaurants when the fair value of the property being sold is less than the undepreciated cost of the property.
(i)
Costs related to the Transactions include: expenses related to business combination accounting recognized in connection with the Transactions, a one-time fee of $7.0 million paid to the Kelso Affiliates and legal, professional, and other fees incurred as a result of the Transactions.

(j)	Non-cash stock-based compensation represents compensation expense recognized for time-based stock options issued by RHI.
(k)	Other adjustments include ongoing expenses of closed restaurants, as well as inventory write-offs, employee termination buyouts and incidental charges related to restaurant closings.
(l)	Cash rent expense represents actual cash payments required under our leases.

Our Q3 2012 Adjusted EBITDA was $26.3 million, an increase of 6.2%, compared to Adjusted EBITDA of $24.7 million in Q3 2011.  Our YTD 2012 Adjusted EBITDA was $58.9 million, a decrease of 2.6%, compared to Adjusted EBITDA of $60.4 million in the Combined YTD 2011.  The increase in Adjusted EBITDA for Q3 2012 compared to Q3 2011 was primarily due to sales from new restaurant openings and improved cost management.  The decrease in Adjusted EBITDA for YTD 2012 compared to the Combined YTD 2011 was primarily driven by a decline in comparable restaurant sales and commodity inflation partially offset by contributions from our new restaurant openings.

Liquidity and Capital Resources

Summary

Our primary requirements for liquidity and capital are new restaurant development and debt service requirements.  Historically, our primary sources of liquidity and capital resources have been net cash provided from operating activities and operating lease financing.  Based on our current restaurant development plans, we anticipate that our cash position, our expected cash flows from operations and availability under the Senior Secured Revolving Credit Facility will be sufficient to finance our planned capital expenditures, operating activities and debt service requirements. However, our ability to fund future operating expenses and capital expenditures and our ability to make scheduled payments of interest on, to pay principal of or to refinance our indebtedness and to satisfy any other of our present or future debt obligations will depend on our future operating performance which will be affected by general economic, financial and other factors beyond our control.  As of April 29, 2012, we had $5.3 million in cash and cash equivalents and $26.4 million in available credit under our Senior Secured Revolving Credit Facility.

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

As part of the Transactions, we entered into the Senior Secured Revolving Credit Facility, which provides for up to $30.0 million of borrowings. The Senior Secured Revolving Credit Facility is available to fund working capital and for general corporate purposes. As of April 29, 2012, we had no outstanding borrowings drawn on the Senior Secured Revolving Credit Facility and $3.6 million of outstanding letters of credit resulting in available credit of $26.4 million.

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

The Senior Secured Revolving Credit Facility and the Indenture that governs the Senior Secured Notes contain financial and operating covenants.  The financial covenants include a maximum consolidated leverage ratio calculated as total debt outstanding divided by Adjusted EBITDA; a minimum consolidated interest coverage ratio calculated as Adjusted EBITDAR divided by the sum of interest expense and cash rent; and a maximum capital expenditure limit.  The non-financial covenants include prohibitions on our ability to incur certain additional indebtedness or to pay dividends.  Additionally, we are subject to the reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, as a non-accelerated filer, even if we are not specifically required to comply with such sections otherwise.  Failure to comply with these covenants constitutes a default and may lead to the acceleration of the principal amount and accrued and unpaid interest on the Senior Secured Notes.  As of April 29, 2012, we were in compliance with all material covenants and expect to remain in compliance throughout fiscal year 2012.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for each of the thirty-nine week periods presented:

	Successor	Combined - Successor/ Predecessor
	Thirty-nine week period ended
(In thousands)	April 29, 2012	May 1, 2011
Total cash provided by (used in):
Operating activities	$12,100	$(4,950)
Investing activities	(24,446)	(335,698)
Financing activities	(1,450)	345,604
(Decrease) increase in cash and cash equivalents	$(13,796)	$4,956

Operating activities

Cash provided by operating activities in YTD 2012 includes cash flows generated from ongoing operations and is partially offset by $38.0 million of cash paid for interest.  Cash used in operating activities in the Combined YTD 2011 was impacted by the increased net loss resulting from costs incurred as a result of the Transactions.

We had negative working capital of $20.3 million and $21.0 million on April 29, 2012 and July 31, 2011, respectively.  Like many other restaurant companies, we are able, and expect to operate with negative working capital.  Restaurant operations do not require significant inventories and substantially all sales are for cash or paid by third-party credit cards.

Investing activities

Cash used in investing activities primarily represents capital expenditures for new restaurant growth as well as $311.6 million of costs in the Combined YTD 2011 to acquire LRI Holdings, as part of the Transactions.  Excluding these transaction costs, capital expenditures were comparable at $24.4 million in YTD 2012 and $24.1 million in the Combined YTD 2011.  During YTD 2012 and the Combined YTD 2011 expenditures were offset by sale and leaseback transactions of $11.3 million and $3.4 million, respectively.

Financing activities

Draws on the Senior Secured Revolving Credit Facility of $18.4 million were fully repaid in the YTD 2012 period.  Cash used in financing activities in YTD 2012 was due to share repurchases of $1.5 million in conjunction with the departure of two officers of the Company.  Cash provided by financing activities in the Combined YTD 2011 included proceeds from debt issuance and equity contributions required to fund the Transactions, offset by the repayment of prior credit facilities and new debt issuance costs.

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

Cautionary Statement Regarding Forward-Looking Statements

This report contains forward−looking statements based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will” and variations of these words or similar expressions are intended to identify forward−looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward−looking statements. Such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward−looking statements as a result of various factors. The section entitled “Risk Factors” in our Annual Report on Form 10−K for the fiscal year ended July 31, 2011, filed with the SEC, discusses some of the important risk factors that may affect our business, results of operations, or financial condition.  These risks and uncertainties include, but are not limited to:

•	our ability to successfully execute our strategy and open new restaurants that are profitable;
•	macroeconomic conditions;
•	our ability to compete with many other restaurants;
•	potential negative publicity regarding food safety and health concerns;
•	health concerns arising from the outbreak of viruses or food-borne illness;
•	the effects of seasonality and weather conditions on sales;
•	changes in food and supply costs;
•	our reliance on certain vendors, suppliers and distributors;
•	impairment charges on certain long-lived or intangible assets;
•	our ability to attract and retain qualified executive officers and employees while also controlling labor costs;
•	our ability to adapt to escalating labor costs;
•	our ability to maintain insurance that provides adequate levels of coverage against claims;
•	legal complaints or litigation;
•	our ability to obtain and maintain required licenses and permits or to comply with alcoholic beverage or food control regulations;
•	the reliability of our information systems;
•	costs resulting from breaches of security of confidential information;

•	our ability to protect and enforce our intellectual property rights;
•	our franchisees’ actions;
•	the cost of compliance with federal, state and local laws;
•	any potential strategic transactions;
•	our ability to maintain effective internal controls over financial reporting and the resources and management oversight required to comply with the requirements of the Sarbanes-Oxley Act of 2002;
•	control of us by the Kelso Affiliates;
•	our substantial indebtedness; and
•	our ability to incur additional debt.

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

Four food categories (beef, produce, seafood and chicken) account for the largest share of our cost of goods sold (at 31.9%, 9.8%, 10.0% and 7.5%, respectively, in the thirty-nine week period ended April 29, 2012).  Other categories affected by commodity price fluctuations, such as pork, cheese and dairy, may each account for 4-6%, individually, of our purchases.

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

Interest rate risk

We are subject to interest rate risk in connection with borrowings under the Senior Secured Revolving Credit Facility, which bears interest at variable rates.  As of April 29, 2012, we had no outstanding borrowings on our Senior Secured Revolving Credit Facility.  There is no interest rate risk associated with our Senior Secured Notes, as the interest rate is fixed at 10.75% per annum.

ITEM 4—CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, have evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of April 29, 2012.

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

ITEM 5—OTHER INFORMATION

We qualify as an “emerging growth company” pursuant to the provisions of the Jumpstart Our Business Startups Act, or the JOBS Act, enacted on April 5, 2012.

Therefore, we may take advantage of certain exemptions from various reporting requirements that are applicable to other companies that are not ''emerging growth companies'' including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports.

In addition, Section 102 of the JOBS Act also provides that an ''emerging growth company'' can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. An ''emerging growth company'' can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we are choosing to ''opt out'' of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

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

4.6	Form of 10.75% Senior Secured Note due 2017 (included in Exhibit 4.5 hereto).*
10.1	Separation Agreement by and among Logan’s Roadhouse, Inc., Roadhouse Holding, Inc. and Stephen R. Anderson dated March 19, 2012.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following unaudited financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.**

* Filed previously by the Company as an exhibit to Registration Statement on Form S-4 (File No. 333-173579) filed on April 18, 2011 and incorporated herein by reference.
** Furnished electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: June 11, 2012	LRI Holdings, Inc.

	By:	/s/ Amy L. Bertauski
Amy L. Bertauski
Chief Financial Officer and Treasurer
(Duly Authorized Officer)
Date: June 11, 2012

	By:	/s/ Nicole A. Williams
Nicole A. Williams
Vice President - Controller
(Principal Accounting Officer)