Form 10-K
LRI HOLDINGS, INC.
filed 2012-10-23
CIK 1383875

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 29, 2012
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐ Yes    ☒ No

As of October 23, 2012, the registrant has 1 Common Unit, $0.01 par value, outstanding (which is owned by Roadhouse Parent Inc., the registrant’s direct owner), and is not publicly traded.

DOCUMENTS INCORPORATED BY REFERENCE --- NONE.

LRI HOLDINGS, INC.
ANNUAL REPORT ON FORM 10-K
FISCAL YEAR ENDED JULY 29, 2012

PART I
EXPLANATORY NOTE

LRI Holdings, Inc. (“LRI Holdings” or the “Company”) qualifies as an “emerging growth company” pursuant to the provisions of the Jumpstart Our Business Startups Act, or the JOBS Act, enacted on April 5, 2012.  For as long as LRI Holdings remains an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other reporting companies that are not “emerging growth companies,” including reduced disclosure obligations regarding executive compensation in this Annual Report on Form 10-K.  Therefore, this Annual Report on Form 10-K does not include certain information regarding executive compensation that may be found in the annual reports of other reporting companies.

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

Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, growth strategies and the markets in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this report.  In addition, even if our results of operations, financial condition and liquidity, and the markets in which we operate are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods.  A number of important factors could cause actual results to differ materially from those contained in or implied by the forward-looking statements, including those reflected in forward-looking statements relating to our operations and business, the risks and uncertainties discussed in this Annual Report on Form 10-K (See Item 1A Risk Factors) and those described from time to time in our other filings with the Securities and Exchange Commission (“SEC”).  Factors that could cause actual results to differ from those reflected in forward-looking statements relating to our operations and business include:

•	our ability to successfully execute our strategy and open new restaurants that are profitable;
•	macroeconomic conditions;
•	our ability to compete with many other restaurants;
•	potential negative publicity regarding food safety and health concerns;
•	health concerns arising from the outbreak of viruses or food-borne illness;
•	the effects of seasonality and weather conditions on sales;
•	changes in food and supply costs;
•	our reliance on certain vendors, suppliers and distributors;
•	impairment charges on certain long-lived or intangible assets;
•	our ability to attract and retain qualified executive officers and employees while also controlling labor costs;
•	our ability to adapt to escalating labor costs;
•	our ability to maintain insurance that provides adequate levels of coverage against claims;
•	legal complaints or litigation;
•	our ability to obtain and maintain required licenses and permits or to comply with alcoholic beverage or food control regulations;
•	the reliability of our information systems;
•	costs resulting from breaches of security of confidential information;
•	our ability to protect and enforce our intellectual property rights;
•	our franchisees’ actions;
•	the cost of compliance with federal, state and local laws;
•	any potential strategic transactions;
•	our ability to maintain effective internal controls over financial reporting and the resources and management oversight required to comply with the requirements of the Sarbanes-Oxley Act of 2002;
•	our reduced disclosure due to our status as an emerging growth company;
•	our substantial indebtedness; and
•	our ability to incur additional debt.

ITEM 1—BUSINESS

Unless the context otherwise requires, references to “LRI Holdings,” the “Company,” “we,” “us,” and “our” in this Annual Report on Form 10-K (the “Report”) are references to LRI Holdings, Inc., its subsidiaries and predecessor companies.  LRI Holdings is the corporate parent of Logan’s Roadhouse, Inc.

General

Logan’s Roadhouse is a family-friendly, casual dining restaurant chain that recreates a traditional American roadhouse atmosphere offering customers value-oriented, high quality, craveable meals.  Our restaurants, which are open for lunch and dinner seven days a week, serve a broad and diverse customer base.  As of July 29, 2012, our restaurants operate in 23 states and are comprised of 220 company-owned restaurants and 26 franchise-owned restaurants.  Our company-owned restaurants and franchise restaurants provide similar products to similar customers, possess similar pricing structures and have similar long-term expected financial performance characteristics, as such, we have aggregated our restaurant and franchising operations into one single reporting segment.

The first Logan’s Roadhouse restaurant opened in Lexington, Kentucky in 1991.  Logan’s Roadhouse, Inc. was incorporated in 1995 in the state of Tennessee and operated as a public company from July 1995 through the acquisition by Cracker Barrel Old Country Store, Inc. (“Cracker Barrel”) in February 1999.  From February 1999 to December 2006, we were a wholly owned subsidiary of Cracker Barrel.  In December 2006, Bruckman, Rosser, Sherrill & Co. (“BRS”), Canyon Capital Advisors LLC (“Canyon Capital”), Black Canyon Capital LLC (“Black Canyon”) and their co-investors, together with our executive officers and other members of management, through LRI Holdings, a Delaware corporation, acquired Logan’s Roadhouse, Inc. (“Predecessor”).  On October 4, 2010, LRI Holdings (“Successor”) was acquired by certain wholly owned subsidiaries of Roadhouse Holding Inc. (“RHI”), a newly formed Delaware corporation, owned by affiliates of Kelso & Company, L.P. (the “Kelso Affiliates”) and certain members of management (the “Management Investors”).  Upon completion of the acquisition transactions (the “Transactions”), the Kelso Affiliates owned 97% and the Management Investors owned 3% of the outstanding capital stock of RHI.  Although the Company is a wholly owned subsidiary of an indirect wholly owned subsidiary of RHI, RHI is the ultimate parent of the Company.  Prior to October 4, 2010, RHI and its subsidiaries had no assets, liabilities or operations.  See Note 3 to our consolidated financial statements for further discussion of the Transactions.

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

Also in connection with the Transactions, on October 4, 2010, Logan’s Roadhouse, Inc. issued $355.0 million aggregate principal amount of senior secured notes in a private placement to qualified institutional buyers.  In July 2011, the Company completed an exchange offering which allowed the holders of those notes to exchange them for notes identical in all material respects except they are registered with the SEC and are not subject to transfer restrictions (“Notes”).  The Notes bear interest at a rate of 10.75% per annum, payable semi−annually in arrears on April 15 and October 15.  The Notes mature on October 15, 2017. The Notes are secured on a second-priority basis by the collateral securing the Senior Secured Revolving Credit Facility and are guaranteed by LRI Holdings and the subsidiaries of Logan’s Roadhouse, Inc.

The Senior Secured Revolving Credit Facility and the Notes are discussed in greater detail in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources and in Note 9 to our consolidated financial statements within Item 15 of this Annual Report on Form 10-K.

Our Concept and Strategy

Our restaurants are branded as The Real American Roadhouse, drawing their inspiration from the hospitable tradition and distinctive atmosphere of a Historic Route 66 style roadhouse.  Timeless elements of our roadhouse design include rough-hewn cedar siding, concrete floors and exposed ceilings.  The roadhouse décor includes neon signs, branded murals, replica concert posters and a centrally located jukebox which allows customers to select their favorite music.  Our restaurants provide a kickin’, upbeat atmosphere combined with friendly personal service from our welcoming staff.  As part of our relaxed and inviting atmosphere, our customers are encouraged to enjoy “bottomless buckets” of roasted in-shell peanuts and to toss the shells on the floor.  We are committed to serving a variety of fresh food from specially seasoned aged steaks to farm-fresh salads to our made-from-scratch yeast rolls.  We believe our restaurants are recognized by consumers for offering a strong value.  Our menu provides for generous entrée portions, inclusive sides, and a variety of combination meals.  We believe the freshness and distinctive flavor profiles of our signature dishes, coupled with the variety of our menu, differentiates us from our competitors.

Our vision is based on opening successful new restaurants and delivering great experiences to our customers, which leads to sustainable, continually improving operating and financial results.  We strive to create a unique experience that is so great and so affordable that customers will eat out with us more often.  Our plan to accomplish this is built around the following strategies and initiatives:

•
Disciplined Restaurant Growth:  We believe differentiated, moderately priced roadhouse concepts have broad customer appeal and remain under-penetrated relative to the bar & grill and steakhouse segments.  We are primarily focused on maintaining disciplined growth of our brand by strategically opening additional company-owned restaurants to backfill existing states.  We also believe the broad appeal of The Real American Roadhouse concept enhances the portability of our restaurants, which will allow us to pursue company-owned restaurant openings in adjacent states and grow our footprint over time.  We opened 19 company-owned restaurants in fiscal year 2012, and currently plan to open approximately 15 company-owned restaurants in fiscal year 2013.

•
Achieve Revenue Growth in Existing Restaurants:  We plan to drive revenue growth in our existing restaurants by advertising to strengthen our brand image, improve brand awareness, attract new customers and increase the frequency of existing customer visits. We also expect to increase return customer visits by consistently providing friendly, attentive service and delivering a superior customer experience.  In addition, we intend to grow our average check through pricing, product offerings and increased alcoholic beverage sales.  During fiscal year 2012, we undertook a Company-wide initiative to enhance the bar area and upgrade the audio visual package at all of our existing restaurants.  We believe this bar refreshing creates a more welcoming atmosphere, providing our customers more occasions to visit and we have implemented initiatives, such as new happy hour programs, to support increased alcoholic beverage sales.

•
Menu Innovation and Operational Excellence:  The Real American Roadhouse concept provides a broad platform from which to expand our menu and develop craveable food using signature ingredients and cross utilization of products.  We believe the introduction of new or improved menu items promotes return visits from our customers.  We intend to continue to improve upon our customer satisfaction by focusing on in-restaurant execution of great steaks and service.  We also plan to regularly monitor customer feedback and address opportunities to improve the customer experience.  During fiscal year 2012, we reorganized our operations leadership structure to gain improved oversight and focus on consistent execution.

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

Our current dinner menu offers a selection of over 60 entrées and a wide variety of appetizers. Most dinner entrées include a choice of two side items, which may include a dinner salad, sweet potato, baked potato, mashed potatoes, grilled vegetables, fries or other side items.   Approximately 40% of our entrées sold are steak items and, in addition to our traditional sirloin steak offerings, we also serve a wide variety of premium steak cuts, including ribeye, prime rib, filet, T-bone and porterhouse.  Additionally, we offer a wide selection of seafood, ribs, and chicken entrées and our menu features a wide variety of combination meals.  We are open for lunch and dinner seven days a week and offer our customers an all-you-can-eat supply of our yeast rolls and peanuts.  Most of our restaurants feature a full bar that offers a selection of draft and bottled beer and also serves a selection of major brands of liquor and wine, as well as frozen margaritas and specialty drinks.  We emphasize responsible alcohol consumption, which we reinforce with our employees through training and operational standards.

We regularly review our menu to consider enhancements to existing menu items or the introduction of new items. We typically revise our menu one or two times each year allowing for the introduction of new menu items.  Market testing allows us to gain customer, operational and financial insight prior to finalizing any changes to the existing menu.

Existing Restaurant Locations

As of July 29, 2012, we have 220 company-owned restaurants and 26 franchised restaurants in 23 states, as shown in the chart below:

	Number of restaurants
	Company-owned	Franchised	Total
	restaurants	restaurants	restaurants
Alabama	20	-	20
Arizona	4	-	4
Arkansas	5	-	5
California	-	8	8
Florida	12	-	12
Georgia	12	1	13
Illinois	3	-	3
Indiana	12	-	12
Kansas	5	-	5
Kentucky	11	-	11
Louisiana	8	-	8
Michigan	16	-	16
Mississippi	10	-	10
Missouri	4	-	4
North Carolina	-	11	11
Ohio	8	-	8
Oklahoma	6	-	6
Pennsylvania	4	-	4
South Carolina	-	6	6
Tennessee	26	-	26
Texas	41	-	41
Virginia	8	-	8
West Virginia	5	-	5
Total	220	26	246

Franchised Restaurants

As of July 29, 2012, we have two franchisees.  Both franchisees had development agreements that prohibited us from developing, owning, operating or granting a license to anyone else to operate a Logan’s Roadhouse restaurant in their respective territories; however, these agreements have expired.  Therefore, we are no longer prohibited from developing new restaurants within our franchisees’ respective territories, except that we are generally prohibited from developing new restaurants within five miles of existing franchisee operated restaurants.

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

New Restaurant Prototype and Unit Economics

Our current prototypical restaurant consists of a freestanding building with approximately 6,500 square feet of space seating 237 customers.  Our investment for a new restaurant will vary significantly depending on a number of factors, including geographical location, required site work, type of construction labor and permitting and licensing requirements.  Our average investment costs for fiscal year 2012 openings, excluding land, consisted of $0.5 million for restaurant equipment, $0.2 million for pre-opening costs (excluding rent) and $1.4 million for buildings and site work, excluding $0.1 million of capitalized interest and overhead.  We plan to lease substantially all of our locations in the future through a mix of ground leases and ground and building leases.

In opening new restaurants, returns are not meaningfully measured until a restaurant reaches a mature run rate level of sales and profitability.  Our new restaurants historically open with initial sales volumes in excess of their sustainable run-rate levels, which we refer to as a “honeymoon” period.  During the three to six-month period following the opening of a new restaurant, customer traffic generally settles into more normalized, sustainable levels.  Increased “honeymoon” sales help to offset start up inefficiencies commonly associated with new restaurant openings, which allows our new restaurants to generate positive cash flows soon after opening.  Our average unit volumes for any given fiscal year may be impacted by a number of factors including site influences, competition, regional and local economic conditions, consumer eating habits and changes in our menu, including pricing.

Quality Assurance

Our philosophy is to proactively make food safety an integral part of our brand.  Training is a key component of ensuring proper food handling for all managers and hourly employees. In addition, we include food safety standards and procedures in recipes for our kitchen staff as part of the training process.  We have designed food safety and quality assurance programs to ensure that our restaurant team members and managers are properly trained on food safety. To help our restaurants meet our standards for clean and healthy restaurants, we also retain an independent consultant to conduct a comprehensive health and safety inspection of each restaurant throughout the year.

Food safety is also an important consideration in our supplier selection. Our key suppliers are inspected by reputable, independent, qualified inspection services, which helps ensure they are compliant with FDA and USDA guidelines.

Restaurant Operations

The complexity of operating our restaurants requires an effective management team at the restaurant level. Each restaurant is led by a general manager who typically oversees a kitchen manager and two assistant managers.  Restaurant general managers report to regional managers who are on average responsible for ten individual restaurants.

At the end of fiscal year 2012, we had fully implemented a new operational leadership structure and added an incremental level of operations supervision between our regional managers and senior management.  These new director of operations positions report to the senior vice president of operations and are each responsible for five to six regional managers.  We believe this change will help strengthen our execution by increasing restaurant visits across the regional manager and director of operations levels which will improve oversight and accountability among our restaurants.  Through regular visits to our company-owned restaurants, regional managers and directors of operations ensure that our standards of quality and operating procedures are being followed.  Increased oversight should improve consistency of execution and a better customer experience which we believe will result in a higher rate of return customer visits.

All new restaurant managers are generally required to complete six to seven weeks of training at a Logan’s Roadhouse restaurant. In addition, we have ongoing training modules throughout the year to further develop our restaurant managers and hourly service employees with training on current initiatives and areas of business focus.  We also have a specialized training and testing program required for restaurant managers and hourly service employees regarding responsible alcohol service and all restaurant managers receive training and testing on safety and security standards. We are committed to providing our customers prompt, friendly and efficient service, keeping table-to-server ratios low and staffing each restaurant with an experienced management team to maintain attentive customer service and consistent food quality. We receive valuable customer feedback through regular in-restaurant customer interaction as well as a detailed customer satisfaction survey program and contact with our guest relations department.  This feedback allows us to identify and focus on key drivers of customer satisfaction and monitor long-term trends in customer satisfaction and perception.

As motivation for restaurant managers to increase revenues and improve operational performance, we maintain an incentive bonus plan that rewards restaurant managers for achieving sales and profit targets, as well as key operating cost measures.  Each general manager also participates in a profit sharing bonus where they are rewarded by sharing in a percentage of earnings for their individual restaurants.

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

Advertising and Marketing

Our advertising and marketing strategy is designed to increase customer traffic and promote the Logan’s Roadhouse brand. Our goal is to attract new customers and increase the frequency with which existing customers visit our restaurants. We use a combination of broadcast advertising, print advertising and in-restaurant marketing throughout the year to communicate our marketing message. We also implement periodic targeted promotions to maintain relevancy, remain competitive and drive increased sales.

•
Broadcast Advertising — We use local broadcast media to advertise new product offerings and promotions, increase our brand identity and awareness, showcase our mouthwatering food and highlight our value.  We selectively focus on more highly penetrated markets to use our resources most efficiently.

•
Print Advertising — Our print media advertising includes free-standing newspaper inserts and inserts in coupon mailings. Our print media advertising is designed to communicate new products, promotions and value and is an efficient method to target our price sensitive customers.

•
In-Restaurant Marketing — We use in-restaurant marketing efforts to announce special events and to promote brand building initiatives such as happy hours, gift cards and our on-line loyalty club. We use our in-restaurant marketing to drive word of mouth advertising and repeat customers.

Team Members

As of July 29, 2012, we employed approximately 15,000 people, of whom 132 employees were either based out of our home office or field support management positions, 875 were restaurant management and the remainder were primarily part-time hourly restaurant personnel.  None of our employees are covered by a collective bargaining agreement. We believe working conditions and compensation packages are competitive with those offered by our peers and consider our relations with our employees to be good.

Information Systems and Restaurant Reporting

We utilize standard point-of-sale and back-office systems in our company-owned restaurants which are integrated to our central offices through a secure, high-speed connection.  These systems are designed to make our restaurants operate more efficiently and provide visibility to sales, cost of sales, labor, and other operating metrics. We provide various operating reports to our restaurant managers, our operating team and members of our executive staff.  We also distribute ranking reports to these same individuals that compare performance across restaurants.  Our back-office restaurant systems are integrated with our financial and human resources systems to support our financial reporting processes and controls.

We maintain a comprehensive security platform and we have a strong focus on the protection of our customers’ credit card information.  Our systems have been carefully designed and configured to protect against data loss and our practices and systems have been certified annually by an independent third party.

Competition

The restaurant industry is intensely competitive with respect to food and beverage offerings, price, service, restaurant location, personnel, brand, attractiveness of facilities, and effectiveness of advertising and marketing.  The restaurant business is often affected by changes in consumer tastes; national, regional or local economic conditions; demographic trends; traffic patterns; the type, number and location of competing restaurants; and consumers’ discretionary purchasing power.  We compete with national and regional chains and locally-owned restaurants for customers, management and hourly personnel and suitable real estate sites.  For information regarding the risks associated with competition, see Risk Factors in Item 1A of this Report.

Trademarks and Service Marks

Our registered trademarks and service marks include among others, the marks Logan’s Roadhouse® and the design, Logan’s® and the design, The Logan® and The Real American Roadhouse®, as well as the trade dress element consisting of the “bucket” used in connection with our restaurant services.

We have used all of the foregoing marks in connection with our restaurants or items offered through our restaurants. We believe that our trademarks and service marks have significant value and are important to our identity, brand-building efforts and the marketing of our restaurant concept.  Our policy is to pursue registration of our important service marks and trademarks and vigorously enforce our rights against any infringers.

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

We are subject to federal and state minimum wage laws and other labor laws governing such matters as overtime, tip credits, working conditions, citizenship or work authorization requirements, safety standards, and hiring and employment practices.

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

We are continuing to review the health care reform law enacted by Congress in March of 2010 (“Health Care Reform Law”).  As part of that review, we will evaluate the potential impacts of this new law on our business and implement various parts of the law as they take effect.

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

A key aspect of our strategy is disciplined restaurant growth. In fiscal year 2012, we opened 19 restaurants and in fiscal year 2013, we plan to open approximately 15 new restaurants. We expect to open substantially all of our new restaurants in, or adjacent to, states where we have existing restaurants. Delays or failures in opening new restaurants, or achieving lower than expected sales in new restaurants, could materially adversely affect us. Our ability to open new restaurants successfully will also depend on numerous other factors, some of which are beyond our control, including, among other items, the following:

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

As discussed further in notes 6 and 8 to the consolidated financial statements included in Item 15 of this Report, we concluded during the fourth quarter of fiscal year 2012 that our goodwill was impaired and recorded a non-cash impairment charge of $48.5 million.  We also recognized $4.4 million in asset impairment charges during fiscal year 2012 relating to our restaurants.  The estimates of fair value used in these analyses require management judgment, assumptions and estimates of future operating results. If actual results differ from our estimates or assumptions, additional impairment charges may be required in the future. If impairment charges are significant, our results of operations could be adversely affected.

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
We are subject to the Sarbanes-Oxley Act of 2002, as amended (“Sarbanes-Oxley”), which requires, among other things, SEC reporting companies to maintain disclosure controls and procedures to ensure timely disclosure of material information, and management to attest to the effectiveness of those controls on a quarterly basis.  Our management is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States (“GAAP”).  Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that we would prevent or detect a misstatement of our financial statements or fraud. Our growth and acquisition of other restaurant companies with procedures not identical to our own could place significant additional pressure on our system of internal control over financial reporting.  In addition, due to an exemption established by rules of the SEC, we are not required to have and have not had our independent registered public accounting firm perform an evaluation of our internal control over financial reporting as of the end of our fiscal year in accordance with the provisions of the Sarbanes-Oxley Act of 2002. Had our independent registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act of 2002, control deficiencies may have been identified by our independent registered public accounting firm and those control deficiencies could have also represented one or more material weaknesses.  Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud. A significant financial reporting failure or material weakness in internal control over financial reporting could cause a loss of investor confidence.

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

We are an “emerging growth company” and are able to take advantage of reduced disclosure requirements applicable to emerging growth companies.

Congress enacted the Jumpstart Our Business Startups Act of 2012, or the “JOBS Act,” on April 5, 2012. Pursuant to the provisions of the JOBS Act, we qualify as an “emerging growth company.”  For as long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other reporting companies that are not “emerging growth companies,” including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports.  Therefore, any such information may not be available to you.  We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.”

In addition, Sections 102(b) and 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. An “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to non-reporting companies. However, we have chosen to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. If other emerging growth companies take advantage of the extended transition period, our financials may no longer be comparable to such companies’ financials, and we may be disadvantaged by any new or revised accounting standard that is unfavorable to us.  Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

Risks Related to Our Indebtedness

Our substantial indebtedness and any new indebtedness we incur in the future could adversely affect our financial condition and prevent us from fulfilling our obligations.

We have a significant amount of indebtedness. As of July 29, 2012, our total long-term debt was $355.0 million, representing our Notes.  We have commitments under our Senior Secured Revolving Credit Facility available to us of $30.0 million (less approximately $3.6 million of undrawn outstanding letters of credit), all of which would be secured on a first-priority basis if borrowed.

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

ITEM 1B—UNRESOLVED STAFF COMMENTS

None.

ITEM 2—PROPERTIES

Our corporate headquarters are located in Nashville, Tennessee.  We occupy our current facility, which is approximately 38,500 square feet, under a lease that expires in February 2015.  We also occupy a 6,000 square feet culinary training center under a lease that expires in February 2015.  Of the 220 company-owned restaurants in operation as of July 29, 2012, we owned nine locations and leased 211 locations as shown in the following table:

	Restaurant Properties
	Owned	Leased	Total
Alabama	1	19	20
Arizona	1	3	4
Arkansas	1	4	5
Florida	-	12	12
Georgia	-	12	12
Illinois	-	3	3
Indiana	-	12	12
Kansas	-	5	5
Kentucky	1	10	11
Louisiana	-	8	8
Michigan	-	16	16
Mississippi	1	9	10
Missouri	-	4	4
Ohio	-	8	8
Oklahoma	1	5	6
Pennsylvania	-	4	4
Tennessee	2	24	26
Texas	1	40	41
Virginia	-	8	8
West Virginia	-	5	5
Total	9	211	220

Of the 211 leased restaurant properties, 122 are land leases and 89 are land and building leases.  All of our leases are recorded as operating leases, and most contain rent escalation clauses and rent holiday periods.  See note 12 to the consolidated financial statements included in Item 15 of this Report for additional details.  We own substantially all of the equipment, furnishings and trade fixtures in our restaurants.

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

ITEM 6—SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the consolidated financial statements and related notes contained in Item 15 Exhibits and Financial Statement Schedules along with, Item 1A Risk Factors and Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.  We derived the selected financial data from the audited consolidated financial statements and related notes found elsewhere in this Report for the fiscal year ended July 29, 2012, the period from October 4, 2010 to July 31, 2011, the period from August 2, 2010 to October 3, 2010 and the fiscal year ended August 1, 2010.  We derived the selected financial data from our historical audited consolidated financial statements and related notes not included in this Report for the fiscal year ended August 2, 2009 and the fiscal year ended August 3, 2008.  All fiscal years presented comprise 52 weeks except fiscal year 2008 which comprises 53 weeks.

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

	Successor		Predecessor
		Period from	Period from
		October 4, 2010	August 2, 2010
	Fiscal year	to	to	Fiscal year
(In thousands, except restaurant data and percentages)	2012	July 31, 2011	October 3, 2010	2010	2009	2008
Statement of operations data:
Revenues:
Net sales	$629,987	$497,170	$93,762	$555,460	$533,248	$529,424
Franchise fees and royalties	2,186	1,793	348	2,068	2,248	2,574
Total revenues	632,173	498,963	94,110	557,528	535,496	531,998
Costs and expenses:
Restaurant operating costs:
Cost of goods sold	207,225	162,805	29,172	174,186	172,836	176,010
Labor and other related expenses	184,310	145,258	28,578	165,877	161,173	164,074
Occupancy costs	48,780	36,817	8,046	42,397	39,923	37,952
Other restaurant operating expenses	100,680	71,708	15,478	81,826	79,263	80,255
Depreciation and amortization	20,309	14,588	3,112	17,040	17,206	16,146
Pre-opening expenses	4,808	2,984	783	2,111	2,137	3,170
General and administrative	25,373	30,460	14,440	24,216	25,126	26,538
Goodwill and intangible asset impairment	48,526	-	-	-	16,781	-
Store impairment and closing charges	4,438	25	-	91	6,406	6,622
Total costs and expenses	644,449	464,645	99,609	507,744	520,851	510,767
Operating (loss) income	(12,276)	34,318	(5,499)	49,784	14,645	21,231
Interest expense, net	39,748	33,823	3,147	18,857	20,557	22,618
Other (income) expense, net	-	(15)	(182)	(798)	1,543	2,631
(Loss) income before income taxes	(52,024)	510	(8,464)	31,725	(7,455)	(4,018)
Income tax (benefit) expense	(5,496)	(70)	(8,240)	11,704	(5,484)	(3,392)
Net (loss) income	(46,528)	580	(224)	20,021	(1,971)	(626)
Undeclared preferred dividend	-	-	(2,270)	(12,075)	(10,568)	(9,605)
Net (loss) income attributable to common stockholders	$(46,528)	$580	$(2,494)	$7,946	$(12,539)	$(10,231)
Selected other data:
Restaurants open end of period:
Company-owned	220	201	189	186	177	170
Total	246	227	215	212	203	196
Average unit volumes (in millions)(1)	$2.9	$2.5	$0.5	$3.0	$3.0	$3.2
Operating weeks(1)	11,108	8,478	1,692	9,539	9,092	8,692
Restaurant operating margin(2)	14.1%	16.2%	13.3%	16.4%	15.0%	13.4%
EBITDA(3)	$8,033	$48,921	$(2,205)	$67,622	$30,308	$34,746
Adjusted EBITDA(3)	75,218	71,816	8,567	75,045	65,117	54,987
Adjusted EBITDAR(3)	111,844	98,693	15,695	107,184	94,949	83,665
Comparable restaurant data:(4)
Change in comparable restaurant sales	-1.2%	0.1%	4.2%	-0.3%	-2.8%	0.8%
Average check	$13.52	$13.09	$12.75	$12.70	$12.79	$13.01
Cash flow data:
Operating activities	$36,488	$16,549	$2,664	$56,400	$35,500	$28,201
Investing activities	(33,859)	(342,838)	(5,380)	(15,100)	(27,039)	(18,738)
Financing activities	-	345,392	-	(2,158)	(1,580)	(6,215)

	Successor		Predecessor
(In thousands)	July 29, 2012	July 31, 2011	August 1, 2010	August 2, 2009	August 3, 2008
Selected balance sheet data:
Cash and cash equivalents	$21,732	$19,103	$52,211	$13,069	$6,188
Working (deficit) capital (5)	(23,891)	(20,995)	23,878	(6,164)	(17,295)
Total assets	687,826	728,824	443,145	408,256	415,794
Total debt	355,000	355,000	218,683	220,063	220,050

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

The following table sets forth a reconciliation of net sales to restaurant operating margin:

	Successor		Predecessor
		Period from	Period from
		October 4, 2010	August 2, 2010
	Fiscal year	to	to	Fiscal year
(In thousands)	2012	July 31, 2011	October 3, 2010	2010	2009	2008
Net sales (A)	$629,987	$497,170	$93,762	$555,460	$533,248	$529,424
Restaurant operating costs:
Cost of goods sold	207,225	162,805	29,172	174,186	172,836	176,010
Labor and other related expenses	184,310	145,258	28,578	165,877	161,173	164,074
Occupancy costs	48,780	36,817	8,046	42,397	39,923	37,952
Other restaurant operating expenses	100,680	71,708	15,478	81,826	79,263	80,255
Restaurant operating profit (B)	$88,992	$80,582	$12,488	$91,174	$80,053	$71,133
Restaurant operating margin (B / A)	14.1%	16.2%	13.3%	16.4%	15.0%	13.4%

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

As noted in the table below, Adjusted EBITDA excludes restaurant impairment charges, pre-opening expenses (excluding rent), sponsor management fees, hedging gain/loss and losses on disposal of property and equipment and property sales, share-based compensation, and non-cash rent, among other items. It is reasonable to expect that these items will occur in future periods. However, we believe these adjustments are appropriate partly because the amounts recognized can vary significantly from period to period and complicate comparisons of our internal operating results and operating results of other restaurant companies over time. In addition, Adjusted EBITDA includes adjustments for other items that we do not expect to regularly record, including goodwill and tradename impairments, restructuring costs, transaction costs and expenses recorded pursuant to accounting for business combinations. Each of the normal recurring adjustments and other adjustments described in this paragraph and in the reconciliation table below help to provide management with a measure of our core operating performance over time by removing items that are not related to day-to-day restaurant level operations.

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

We also present Adjusted EBITDA because it is based on “Consolidated EBITDA,” a defined measure which is used in calculating financial ratios in material debt covenants and other calculations in the Indenture and the Credit Agreement. We believe that presenting Adjusted EBITDA is appropriate to provide additional information to investors about how the covenants in the agreements governing our debt facilities operate. The Credit Agreement and the Indenture may permit us to exclude other non-cash charges and specified non-recurring expenses in calculating Consolidated EBITDA in future periods, which are not reflected in the Adjusted EBITDA data presented in this Report.

The following table sets forth a reconciliation of net (loss) income, the most directly comparable GAAP financial measure, to EBITDA, Adjusted EBITDA and Adjusted EBITDAR.

	Successor		Predecessor
		Period from	Period from
		October 4, 2010	August 2, 2010
	Fiscal year	to	to	Fiscal year
(In thousands)	2012	July 31, 2011	October 3, 2010	2010	2009	2008
Net (loss) income	$(46,528)	$580	$(224)	$20,021	$(1,971)	$(626)
Interest expense, net	39,748	33,823	3,147	18,857	20,557	22,618
Income tax (benefit) expense	(5,496)	(70)	(8,240)	11,704	(5,484)	(3,392)
Depreciation and amortization	20,309	14,588	3,112	17,040	17,206	16,146
EBITDA	8,033	48,921	(2,205)	67,622	30,308	34,746
Adjustments
Sponsor management fees(a)	1,000	795	205	1,611	1,486	1,250
Non-cash asset write-offs:
Goodwill and tradename impairment(b)	48,526	-	-	-	16,781	-
Restaurant impairment(c)	4,438	25	-	91	6,252	6,622
Loss on disposal of property and equipment(d)	3,341	741	164	928	877	977
Restructuring costs(e)	442	-	-	-	892	683
Pre-opening expenses (excluding rent)(f)	3,882	2,296	598	1,624	1,443	2,561
Hedging (gain) loss(g)	-	-	(182)	(798)	1,543	2,631
Losses on sales of property(h)	125	23	39	-	-	1,206
Non-cash rent adjustment(i)	4,610	4,478	(334)	3,367	4,505	3,599
Costs related to the Transactions(j)	43	13,671	10,272	111	187	613
Non-cash stock-based compensation(k)	746	821	-	-	-	-
Other adjustments(l)	32	45	10	489	843	99
Adjusted EBITDA	75,218	71,816	8,567	75,045	65,117	54,987
Cash rent expense(m)	36,626	26,877	7,128	32,139	29,832	28,678
Adjusted EBITDAR	$111,844	$98,693	$15,695	$107,184	$94,949	$83,665

(a)
Prior to the completion of the Transactions, sponsor management fees consisted of fees paid to our Predecessor owners under a management and consulting services agreement, which was terminated in connection with the completion of the Transactions. Following the completion of the Transactions, sponsor management fees consist of fees paid to the Kelso Affiliates under an advisory agreement.

(b)
We recorded a goodwill impairment charge in fiscal year 2012.  See note 6 to the consolidated financial statements included in Item 15 of this Report for additional details.  We recorded an impairment charge in fiscal year 2009 related to our Logan’s Roadhouse tradename.

(c)
Restaurant impairment charges were recorded in connection with the determination that the carrying value of certain of our restaurants exceeded their estimated fair value.  See note 8 to the consolidated financial statements included in Item 15 of this Report for additional details.

(d)	Loss on disposal of property and equipment consists of the loss from the disposal or retirement of assets that are not fully depreciated.
(e)	Restructuring costs include severance and other related costs.
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

(j)
Costs related to the Transactions include: expenses related to business combination accounting recognized in connection with the Transactions, a one-time fee of $7.0 million paid to the Kelso Affiliates and legal, professional, and other fees incurred as a result of the Transactions. For fiscal year 2010 and prior, these costs related to the acquisition of Logan’s Roadhouse, Inc. by our Predecessor owners.

(k)
Non-cash stock-based compensation represents compensation expense recognized for time-based stock options issued by RHI.  See note 18 to the consolidated financial statements included in Item 15 of this Report for additional details.

(l)
Other adjustments include $0.6 million of casualty losses resulting from damages to our restaurants during fiscal year 2009, ongoing expenses of closed restaurants, as well as inventory write-offs, employee termination buyouts and incidental charges related to restaurant closings.

(m)	Cash rent expense represents actual cash payments required under our leases.
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

General

Logan’s Roadhouse is a family-friendly, casual dining restaurant chain that revisits the classic roadhouse from days past and brings it to life in a modern way through our craveable food, abundance and affordability, welcoming hospitality and upbeat atmosphere.  Our restaurants have a relaxed, come-as-you-are environment where we encourage our customers to enjoy “bottomless buckets” of roasted in-shell peanuts and to toss the shells on the floor.  Our entrée portions are generous and generally include a choice of two side items, all at affordable prices.  We are committed to serving a variety of fresh food from specially seasoned aged steaks to farm-fresh salads to our made-from-scratch yeast rolls.  We believe the freshness and distinctive flavor profiles of our signature dishes, coupled with the variety of our menu, differentiates us from our competitors.  Our restaurants, which are open for lunch and dinner seven days a week, serve a broad and diverse customer base.   We opened our first restaurant in Lexington, Kentucky in 1991 and as of July 29, 2012 have grown to a total of 220 company-owned restaurants and 26 franchised restaurants located across 23 states.

Overview

We are branded as the Real American Roadhouse making us a welcoming destination for a wide range of customers across a broad demographic range.  Our strategy is to grow long-term sales and profits by delivering a unique customer experience that is so great and so affordable that customers will eat out with us more often.  We plan to execute this strategy by driving long-term revenue growth through opening new restaurants and growing sales in existing restaurants.  We expect this revenue growth to lead to sustained long-term profit growth as a result of new restaurant contributions and improved restaurant operating margins from fixed cost leverage.

The following summarizes our performance and provides insight into our fiscal year 2013 outlook.

Growing our restaurant base.  We believe differentiated, moderately priced roadhouse concepts have broad customer appeal and remain underpenetrated relative to the bar and grill and steakhouse segments within casual dining.  We intend to focus on disciplined growth of our brand by strategically opening additional company-owned restaurants in existing and adjacent states to gain operational efficiencies and strengthen our brand presence.  We successfully opened 19 company-owned restaurants in fiscal year 2012 and plan to open approximately 15 company-owned restaurants in fiscal year 2013.  The lower growth rate in fiscal year 2013 reflects our commitment to fund our planned capital expenditures through net cash provided from operations and operating lease financing.

Growing sales in existing restaurants. Growth in restaurant sales can be driven by increased customer traffic as well as an increase in average check which can be driven by menu price increases and changes in menu mix.  In fiscal year 2012, our same stores sales decreased 1.2% driven by a traffic decline of 4.7% and an increase in our average check of 3.7%.  We believe our traffic softness is driven by our value-oriented customer base that remains impacted by high levels of unemployment and lower discretionary income as well as a highly competitive restaurant environment with increased advertising, discounting and promotional activity.  In the early years of the recession, our value message proved to be highly relevant and we outperformed our competitors by emphasizing value and the variety of our menu offerings.  Over time, our competitors have increased their promotional activity and discount offerings which has impacted our competitive value position.

In order to address the challenging economic and competitive environment and drive traffic into our restaurants, we are focused on two key areas:  first, improving the restaurant experience with a focus on great steaks and service to ensure we consistently execute at the level required to build customer loyalty; second, improving the differentiation and effectiveness of our advertising.  We improved our operational oversight by adding an incremental level of field supervision.  We expect the improved oversight and accountability to result in more consistent execution of our food and service standards.  We have undertaken guest and market research to gain feedback and insight to help inform our business decisions and we have recently hired a Chief Marketing Officer to lead our marketing and culinary teams.  We expect to continue to promote a value message which we believe is important to our customers in the current economic environment, but we will also emphasize the quality of our food and the differentiation of our brand.

Growing margins.  In addition to traffic declines and loss of sales leverage, our restaurant operating margins have been negatively impacted by commodity inflation, especially beef which accounts for 32% of our cost of goods sold.  We expect continued commodity inflation in fiscal year 2013 which will continue to pressure our restaurant operating margins.  As a result, we will remain focused on disciplined cost management and look for opportunities to save costs in areas that are not adding value to the customer experience.

In fiscal year 2013, we expect our customers will continue to be impacted by high unemployment levels and other general economic challenges, which will limit their discretionary income.  As a result, we anticipate that the landscape will remain competitive as restaurant operators compete for market share in a challenging environment.  We also expect cost pressures primarily in the form of commodity inflation driven by recent drought conditions and overall tighter supplies.  We plan to continue to focus on protecting restaurant margins while executing our core strategies of disciplined restaurant growth and consistently delivering a great value and unique dining experience to our customers.  Our ability to open new restaurants with strong unit level returns along with revenue and margin growth in existing restaurants will be key drivers to improved operational and financial results.

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

Matters Affecting Comparability

On October 4, 2010, LRI Holdings was acquired by certain wholly owned subsidiaries of RHI, a newly formed Delaware corporation owned by the Kelso Affiliates and the Management Investors.  The Transactions were funded by an equity investment and the issuance of the Notes and included retirement of all then existing debt.  For additional detail see note 3 to the consolidated financial statements included in Item 15 of this Report.

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

Presentation of Results

Our fiscal year ends on the Sunday closest to July 31.  All references to fiscal year 2012 relate to the 52-week period ended July 29, 2012 of the Successor.  All references to the “Combined fiscal year 2011” relate to the combined 43-week period ended July 31, 2011 of the Successor and the nine week period ended October 3, 2010 of the Predecessor.  All references to fiscal year 2010 relate to the 52-week period ended August 1, 2010 of the Predecessor.

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

Results of Operations

Fiscal Year 2012 Summary

•
We opened 19 new restaurants (one owned, eight ground leases and 10 ground and building leases) with a net capital investment of $24.1 million.  These 19 new restaurants added $37.5 million in net sales, $3.9 million to Adjusted EBITDA and had an average restaurant operating margin of 9.3%.

•	Comparable restaurant sales decreased 1.2%, our average check increased by 3.7% and customer traffic decreased by 4.7% for company-owned restaurants compared to the Combined fiscal year 2011.
•
Restaurant operating margin decreased to 14.1% in fiscal year 2012 from 16.2% for the Combined fiscal year 2011, excluding amortization related to the Transactions, due primarily to increased commodity prices and advertising costs.

•
Net income decreased $46.9 million from the Combined fiscal year 2011 to a loss of $46.5 million in fiscal year 2012 primarily due to a $48.5 million goodwill impairment charge and $4.4 million of restaurant impairment charges.

•	Adjusted EBITDA decreased 6.4%, or $5.2 million from the Combined fiscal year 2011 to $75.2 million in fiscal year 2012.
•	Cash flow from operating activities was $36.5 million, which reflects the payment of $38.0 million of interest, and was primarily used to fund net capital expenditures of $32.4 million.

The following tables and discussion summarize key components of our operating results for the fiscal years ended July 29, 2012, July 31, 2011 and August 1, 2010 expressed as a dollar amount and as a percentage of total revenues or net sales.  We have prepared our discussion of the Combined fiscal year 2011 results of operations by combining the Predecessor and Successor results of operations and cash flows during the year, and comparing the combined data to the results of operations and cash flows for fiscal years ended July 29, 2012 and August 1, 2010, as discussed above.

	Successor				Predecessor		Combined		Predecessor
			Period from		Period from
	Fiscal year		October 4, 2010		August 2, 2010		Fiscal year		Fiscal year
(In thousands)	2012		to July 31, 2011		to October 3, 2010		2011		2010
Statement of operations data:
Revenues:
Net sales	$629,987	99.7%	$497,170	99.6%	$93,762	99.6%	$590,932	99.6%	$555,460	99.6%
Franchise fees and royalties	2,186	0.3	1,793	0.4	348	0.4	2,141	0.4	2,068	0.4
Total revenues	632,173	100.0	498,963	100.0	94,110	100.0	593,073	100.0	557,528	100.0
Costs and expenses:
(As a percentage of net sales)
Restaurant operating costs:
Cost of goods sold	207,225	32.9	162,805	32.7	29,172	31.1	191,977	32.5	174,186	31.4
Labor and other related expenses	184,310	29.3	145,258	29.2	28,578	30.5	173,836	29.4	165,877	29.9
Occupancy costs	48,780	7.7	36,817	7.4	8,046	8.6	44,863	7.6	42,397	7.6
Other restaurant operating expenses	100,680	16.0	71,708	14.4	15,478	16.5	87,186	14.8	81,826	14.7
(As a percentage of total revenues)
Depreciation and amortization	20,309	3.2	14,588	2.9	3,112	3.3	17,700	3.0	17,040	3.1
Pre-opening expenses	4,808	0.8	2,984	0.6	783	0.8	3,767	0.6	2,111	0.4
General and administrative	25,373	4.0	30,460	6.1	14,440	15.3	44,900	7.6	24,216	4.3
Goodwill and intangible asset impairment	48,526	7.7	-	-	-	-	-	-	-	-
Store impairment and closing charges	4,438	0.7	25	-	-	-	25	-	91	-
Total costs and expenses	644,449	101.9	464,645	93.1	99,609	105.8	564,254	95.1	507,744	91.1
Operating (loss) income	(12,276)	(1.9)	34,318	6.9	(5,499)	(5.8)	28,819	4.9	49,784	8.9
Interest expense, net	39,748	6.3	33,823	6.8	3,147	3.3	36,970	6.2	18,857	3.4
Other income, net	-	-	(15)	-	(182)	(0.2)	(197)	-	(798)	(0.1)
(Loss) income before income taxes	(52,024)	(8.2)	510	0.1	(8,464)	(9.0)	(7,954)	(1.3)	31,725	5.7
Income tax (benefit) expense	(5,496)	(0.9)	(70)	-	(8,240)	(8.8)	(8,310)	(1.4)	11,704	2.1
Net (loss) income	$(46,528)	(7.4)	$580	0.1	$(224)	(0.2)	$356	0.1	$20,021	3.6

Restaurant Unit Activity

	Company	Franchise	Total
Balance at August 2, 2009	177	26	203
Openings	9	-	9
Closures	-	-	-
Balance at August 1, 2010	186	26	212
Openings	15	-	15
Closures	-	-	-
Balance at July 31, 2011	201	26	227
Openings	19	-	19
Closures	-	-	-
Balance at July 29, 2012	220	26	246

TOTAL REVENUES

Net sales consist of food and beverage sales of company-owned restaurants and other miscellaneous income.  Net sales increased by $39.1 million, or 6.6%, to $630.0 million in fiscal year 2012 compared to the Combined fiscal year 2011 which was primarily driven by the opening of 19 new restaurants in fiscal year 2012, partially offset by a decline in comparable restaurant sales of 1.2%.  Net sales increased by $35.5 million or 6.4% to $590.9 million in the Combined fiscal year 2011 compared to fiscal year 2010.  This increase is primarily attributable to the opening of 15 new restaurants and an increase in comparable restaurant sales of 0.8%.

The following table summarizes the year over year changes and key net sales drivers at company-owned restaurants for the periods presented:

	Successor	Combined - Successor/Predecessor	Predecessor
	Fiscal year ended
	July 29, 2012	July 31, 2011	August 1, 2010
Company-owned restaurants:
Increase in restaurant operating weeks	9.2%	6.6%	4.9%
Decrease in average unit volume	-2.6%	-0.2%	-0.7%
Total increase in restaurant sales	6.6%	6.4%	4.2%

Comparable restaurants	184	174	164
Change in comparable restaurant sales	-1.2%	0.8%	-0.3%
Restaurant operating weeks	11,108	10,170	9,539
Average check	$13.52	$13.03	$12.70

The increase in restaurant operating weeks for fiscal year 2012 and for the Combined fiscal year 2011 was due to the opening of new restaurants.  The decrease in average unit volume for both fiscal years was primarily driven by customer traffic declines in both our comparable restaurant base and our newer restaurants.  In fiscal year 2012, the decrease in customer traffic for our comparable restaurants was 4.7%, which was offset by a 3.7% increase in average check as a result of increased menu pricing of 2.6% for the year, a favorable shift in product mix and improved alcohol sales.  For the Combined fiscal year 2011, the decrease in customer traffic for our comparable restaurants was 1.8%, which was offset by a 2.6% increase in average check as a result of increased menu pricing of 2.6% for the year.

Franchise fees and royalties for our two franchisees that operate 26 restaurants  have increased slightly in each year from $2.1 million in fiscal year 2010 to $2.2 million in fiscal year 2012.

TOTAL COSTS AND EXPENSES

Total costs and expenses were $644.4 million in fiscal year 2012, $564.3 million in the Combined fiscal year 2011 and $507.7 million in fiscal year 2010.  As a percent of total revenues, total costs and expenses in fiscal year 2012 were 101.9%, which increased from 95.1% in the Combined fiscal year 2011.  Total costs and expenses increased in the Combined fiscal year 2011 from 91.1% in fiscal year 2010.  The primary drivers of the fluctuations in total costs and expenses are as follows:

Costs of goods sold

Cost of goods sold consists of food and beverage costs, along with related purchasing and distribution costs.  Costs of goods sold, as a percentage of net sales, increased to 32.9% in fiscal year 2012 from 32.5% in the Combined fiscal year 2011.  The increase was primarily due to commodity inflation across most categories, partially offset by menu pricing and a favorable comparison to the Combined fiscal year 2011 which included amortization of a favorable contract as a result of the Transactions.

Cost of goods sold, as percentage of net sales, increased to 32.5% in the Combined fiscal year 2011 from 31.4% in fiscal year 2010.  The increase was primarily due to unfavorable menu mix as customers shifted to less profitable menu selections and promotional items along with commodity inflation across most categories, partially offset by menu pricing and the impact of certain cost savings initiatives.  In addition, as a result of the Transactions, $2.5 million, or 0.4% as a percentage of net sales, was due to amortization expense resulting from a favorable contract which was fully amortized as of July 31, 2011.

Labor and other related expenses

Labor and other related expenses consists of all restaurant management and hourly labor costs, including salaries, wages, benefits, bonuses and other indirect labor costs.  Labor and other related expenses, as a percentage of net sales, decreased to 29.3% in fiscal year 2012 from 29.4% in the Combined fiscal year 2011.  The decrease in percentage resulted from improved staffing and wage rate efficiency, partially offset by the non-recurring payroll tax credits realized in the prior year period.

Labor and other related expenses, as a percentage of net sales, decreased to 29.4% in the Combined fiscal year 2011 from 29.9% in fiscal year 2010.  The decrease in percentage resulted from improved labor staffing, wage rate efficiencies, leverage from average check and payroll tax credits relating to an incentive program.

Occupancy costs

Occupancy costs include rent, common area maintenance, property taxes, licenses and other related fees.  Occupancy costs, as a percentage of net sales, were relatively consistent at 7.7% in fiscal year 2012, 7.6% in the Combined fiscal year 2011 and 7.6% in fiscal year 2010.  Occupancy costs fluctuate based upon the timing and number of new restaurant openings and the mix of owned sites, land leases and land and building leases of our restaurants.

Other restaurant operating expenses

Other restaurant operating expenses include all restaurant-level operating costs, the major components of which are operating supplies, utilities, repairs and maintenance, advertising, general liability and credit card fees.  Other restaurant operating expenses, as a percentage of net sales, increased to 16.0% in fiscal year 2012 from 14.8% in the Combined fiscal year 2011.  The percentage increase in fiscal year 2012 was primarily due to increased advertising costs and increased asset disposals from bar and other enhancements, partially offset by reduced debit card fees resulting from regulation reducing the debit card fees charged to retailers.

Other operating expenses, as a percentage of sales, increased to 14.8% in the Combined fiscal year 2011 from 14.7% in fiscal year 2010.  The percentage increase in the Combined fiscal year 2011 was due to increased advertising costs which were offset by a decline in restaurant operating supplies and maintenance and a decline in general liability insurance reserves.

Depreciation and amortization

Depreciation and amortization includes the depreciation of fixed assets and capitalized leasehold improvements and the amortization of intangible assets.  Depreciation and amortization, as a percentage of total revenues, was relatively consistent at 3.2% in fiscal year 2012, 3.0% in the Combined fiscal year 2011 and 3.1% in fiscal year 2010.  The increase in fiscal year 2012 was primarily due to the additional depreciation from new restaurant openings and lost leverage from declining sales.

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

General and administrative

General and administrative expenses are comprised of expenses associated with corporate and administrative functions that support restaurant operations and development.  General and administrative expenses, as a percentage of total revenues, decreased to 4.0% in fiscal year 2012 from 7.6% in the Combined fiscal year 2011.  Included in the Combined fiscal year 2011 was $21.4 million of transaction related costs.  Excluding the impact of these costs, general and administrative expenses were 4.0% of total revenues in the Combined fiscal year 2011 which was consistent with fiscal year 2012.

General and administrative expenses, as a percentage of total revenues excluding the impact of transaction related costs described above, decreased to 4.0% in the Combined fiscal year 2011 from 4.3% in fiscal year 2010.  The decrease in the Combined fiscal year 2011 was due to a reduction in home office bonus accruals and a lower management fee paid to our current owners, partially offset by an increase in headcount and restaurant training costs to support increased growth and stock option expense related to the Successor option plans.

Goodwill and intangible asset impairment

Goodwill and intangible asset impairment includes goodwill and intangible asset impairment charges.  During fiscal year 2012, we recorded a goodwill impairment charge of $48.5 million due to changes in projected performance due to lower revenue estimates resulting from recent traffic trends and lower new unit growth assumptions along with the continued negative impact of commodity inflation.  We did not record any goodwill or intangible asset impairment charges in the Combined fiscal year 2011 or fiscal year 2010.

Store impairment and closing charges

Store impairment and closing charges include long-lived asset impairment charges and store closing charges.  During fiscal year 2012, we recorded asset impairment charges of $4.4 million relating to three newly impaired locations and additions to restaurants that had been fully impaired in prior years.

We did not impair or close any restaurants in the Combined fiscal year 2011 or fiscal year 2010.  In both years, we recorded impairment charges for additions to restaurants that had been fully impaired in prior years.

INTEREST EXPENSE, NET AND OTHER INCOME, NET

Interest expense, net consists primarily of interest expense related to our debt, net of interest income, see the “Liquidity and Capital Resources” section for further detail.  Other income, net consists primarily of expenses associated with interest rate swaps.  Interest expense, net increased to $39.7 million in fiscal year 2012 compared to $37.0 million in the Combined fiscal year 2011, as a result of a full year of interest on the debt incurred in connection with the Transactions.  Net interest expense increased to $37.0 million in the Combined fiscal year 2011 from $18.9 million in fiscal year 2010, primarily due to debt incurred as a result of the Transactions.  In connection with the Transactions, we terminated our interest rate swap agreement related to outstanding borrowings under the prior credit facilities by payment of a termination fee of approximately $1.7 million.

EFFECTIVE INCOME TAX RATE

Our effective tax rate (“ETR”) in fiscal year 2012 was 10.6%, which included the impact of the non-deductible goodwill impairment partially offset by wage credits.  Our ETR was a benefit of 13.7% in the Successor period ended July 31, 2011 and a provision of 97.4% in the Predecessor period ended October 3, 2010.  We filed a separate tax return for each of the short periods in the Combined fiscal year 2011 which prevents a meaningful combined presentation.  The ETR for the Successor period ended July 31, 2011 was impacted unfavorably by certain non-deductible costs paid in connection with the Transactions; offset by the magnified effect of wage credits on low pre-tax income.  The ETR for the Predecessor period ended October 3, 2010 was impacted favorably by the deductibility of certain costs paid in connection with the Transactions that were not included in expense for book purposes.

The ETR in fiscal year 2010 was 36.9%.  In fiscal year 2010, we recognized a one-time charge to adjust the federal tax rate applied to the deferred balances from 34% to 35%, which was offset by wage credits.

Other Non-GAAP Financial Measures

A reconciliation and discussion of Adjusted EBITDA is included in Item 6 Selected Financial Data.  We consider Adjusted EBITDA to be a non-GAAP financial measure that should be considered in addition to, rather than as a substitute for, net income.  We have included a discussion of this non-GAAP financial measure in our MD&A as we view it to be an important indicator of our creditworthiness.  Adjusted EBITDA is also important for understanding our financial position and providing additional information about our ability to service our long-term debt and meet our debt covenant requirements.  Our Adjusted EBITDA in fiscal year 2012 of $75.2 million was a decrease of $5.2 million, or 6.4%, as compared to Adjusted EBITDA of $80.4 million for the Combined fiscal year 2011.  The decrease in Adjusted EBITDA was primarily driven by a decline in comparable restaurant sales and commodity inflation partially offset by contributions from our new restaurant openings.  For the Combined fiscal year 2011, our Adjusted EBITDA was $80.4 million, an increase of $5.3 million, or 7.1%, over Adjusted EBITDA of $75.0 million in fiscal year 2010.  This increase in Adjusted EBITDA was primarily driven by contributions from new restaurant openings and growth in comparable restaurant sales, along with improvement in labor management and general and administrative expenses, partially offset by commodity inflation.

Liquidity and Capital Resources

Summary

Our primary requirements for liquidity and capital are new restaurant development and debt service requirements.  Historically, our primary sources of liquidity and capital resources have been net cash provided from operating activities and operating lease financing.  Based on our current restaurant development plans, we anticipate that our cash position, our expected cash flows from operations and availability under the Senior Secured Revolving Credit Facility will be sufficient to finance our planned capital expenditures, operating activities and debt service requirements. However, our ability to fund future operating expenses and capital expenditures and our ability to make scheduled payments of interest on, to pay principal of or to refinance our indebtedness and to satisfy any other of our present or future debt obligations will depend on our future operating performance which will be affected by general economic, financial and other factors beyond our control.  As of July 29, 2012, we had $21.7 million in cash and cash equivalents and $26.4 million in available credit under our Senior Secured Revolving Credit Facility.

Consistent with many other restaurant and retail chain store operations, we utilize operating lease arrangements and sale and leaseback arrangements and believe that these financing methods provide a useful source of capital in a financially efficient manner.

Post-Transactions Liquidity

The total sources used to fund the Transactions of $628.6 million included $230.0 million of new capital contribution indirectly from the Kelso Affiliates and the Management Investors; $355.0 million from the proceeds of the Notes; and $43.6 million of cash from our balance sheet. The funds were used to repay existing indebtedness of $224.4 million (comprised of $132.8 million remaining balance on a $138.0 million term loan and accrued interest of $0.3 million; $89.7 million related to mezzanine notes with a face value of $80.0 million, inclusive of paid in kind and accrued interest of $8.0 million and a $1.7 million prepayment penalty; and a termination fee of $1.7 million on an interest rate swap agreement); pay seller expenses of $28.5 million; pay buyer expenses (primarily debt issuance costs) of $20.0 million; with the remainder payable to our stockholders and option holders as consideration for their equity interests.

As part of the Transactions, we entered into the Senior Secured Revolving Credit Facility, which provides for up to $30.0 million of borrowings. The Senior Secured Revolving Credit Facility is available to fund working capital and for general corporate purposes. As of July 29, 2012, we were not drawn on the Senior Secured Revolving Credit Facility and had $3.6 million of outstanding letters of credit resulting in available credit of $26.4 million.

As part of funding the Transactions, Logan’s Roadhouse, Inc. issued $355.0 million aggregate principal amount of Notes in a private placement to qualified institutional buyers.  In July 2011, the Company completed an exchange offering which allowed the holders of those notes to exchange their notes for notes identical in all material respects except they are registered with the SEC and are not subject to transfer restrictions.  The Notes bear interest at a rate of 10.75% per annum, payable semi−annually in arrears on April 15 and October 15.  The Notes mature on October 15, 2017.

The Senior Secured Revolving Credit Facility and the Indenture that governs the Notes contain financial and operating covenants.  The financial covenants include a maximum consolidated leverage ratio calculated as total debt outstanding divided by Adjusted EBITDA; a minimum consolidated interest coverage ratio calculated as Adjusted EBITDAR divided by the sum of interest expense and cash rent; and a maximum capital expenditure limit.  The non-financial covenants include prohibitions on our and our guarantor subsidiaries’ ability to incur certain additional indebtedness or to pay dividends.  Additionally, we are subject to the reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, as a non-accelerated filer, even if we are not specifically required to comply with such sections otherwise.  Failure to comply with these covenants constitutes a default and may lead to the acceleration of the principal amount and accrued but not paid interest on the Notes.  As of July 29, 2012, we were in compliance with all required covenants.  In the first quarter of fiscal year 2013, the Company amended its Senior Secured Revolving Credit Facility which adjusted future covenants.  For each fiscal year 2013, 2014, 2015 and 2016, the amendment increased the Company’s maximum consolidated leverage ratio, decreased its minimum consolidated interest coverage ratio and reduced its maximum capital expenditure limits as compared to the original covenants.  The Company expects to remain in compliance with all new covenants throughout fiscal year 2013.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for each of the past three fiscal years:

	Successor	Combined - Successor/ Predecessor	Predecessor
	Fiscal year ended
(in thousands)	July 29, 2012	July 31, 2011	August 1, 2010
Total cash provided by (used in):
Operating activities	$36,488	$19,213	$56,400
Investing activities	(33,859)	(348,218)	(15,100)
Financing activities	-	345,392	(2,158)
Increase in cash and cash equivalents	$2,629	$16,387	$39,142

Operating activities

Cash provided by operating activities in fiscal year 2012 includes cash flows generated from ongoing operations and is partially offset by $38.0 million of cash paid for interest.  Cash provided by operating activities in the Combined fiscal year 2011 was impacted by transaction related costs and a significant increase in interest expense related to the new debt structure.  Offsetting such impact was a tax benefit related to the exercise of stock options in connection with the Transactions which was recognized in the Predecessor period ended October 3, 2010.

We had negative working capital of $23.9 million as of July 29, 2012, $21.0 million as of July 31, 2011 and positive working capital of $23.9 million as of August 1, 2010.  Like many other restaurant companies, we are able, and expect to generally operate with negative working capital.  Restaurant operations do not require significant inventories and substantially all sales are for cash or paid by third-party credit cards.

Investing activities

Cash used in investing activities primarily represents capital expenditures for new restaurant growth.  Fiscal year 2012 also includes expenditures related to bar enhancements across our restaurant base and included share repurchases of $1.5 million in conjunction with the departure of two officers of the Company and investors in RHI.  The Combined fiscal year 2011 includes $311.6 million of costs to acquire LRI Holdings, as part of the Transactions.  Excluding these transaction related costs, net capital expenditures were $32.4 million in fiscal year 2012, $36.6 million in the Combined fiscal year 2011 and $15.1 million in fiscal year 2010.  During each year, gross capital expenditures were offset by sale and leaseback transactions ($16.2 million in fiscal year 2012, $3.4 million in the Combined fiscal year 2011 and $10.1 million in fiscal year 2010).  Period-over-period variances in capital expenditures were due to the number and timing of new restaurants under construction and the mix of owned versus leased properties for new restaurants.

Financing activities

Cash used in financing activities in fiscal year 2012 included draws on the Senior Secured Revolving Credit Facility of $18.4 million which were fully repaid.  Cash provided by financing activities in the Combined fiscal year 2011 included proceeds from debt issuance and equity contributions required to fund the Transactions, offset by the repayment of prior credit facilities and new debt issuance costs.  Cash financing activity in fiscal year 2010 included borrowings and repayments on the revolving debt portion of the Prior Credit Facility of $3.0 million, mandatory principal repayments on the Prior Credit Facilities of $1.4 million and deferred offering costs of $0.8 million.

Capital Expenditures

A main component of our long-term strategy is growth by new restaurant openings.  We continually evaluate our new restaurant opening plan to determine how many restaurants we will target for opening in each year and how many will be owned, land leases or land and building leases.  Our capital expenditures for new restaurants will fluctuate by the number and structure of these openings.  Additionally, we evaluate the maintenance needed to keep our restaurants and equipment in good condition, suitable for their purposes and adequate for our current needs.  During fiscal year 2012, we invested $48.6 million in capital expenditures, including 19 new restaurant openings, bar enhancements at all restaurants and maintenance capital expenditures for our restaurant, home office and information technology needs.  The 21.4% increase in our capital expenditures in fiscal year 2012 was primarily due to the initiative to enhance the bar area in all restaurants.  During the Combined fiscal year 2011, we invested $40.0 million in capital expenditures, including 15 new restaurant openings and maintenance capital expenditures for our restaurant, home office and information technology needs.  The 51.8% increase in capital expenditures for the Combined 2011 fiscal year compared to the fiscal year 2010 was due primarily to the increased number of new restaurants and the financing structure of those openings.

	Successor	Combined - Successor/ Predecessor	Predecessor
	Fiscal year ended
(in thousands)	July 29, 2012	July 31, 2011	August 1, 2010
New restaurants	$35,418	$34,325	$21,459
Existing restaurants and home office (1)	13,191	5,709	4,908
Total capital expenditures	$48,609	$40,034	$26,367

(1)	Our existing restaurants and home office capital expenditures for fiscal year 2012 includes $8.0 million in bar enhancements.

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

Contractual Obligations

A summary of our contractual obligations and commercial commitments at July 29, 2012, is as follows:
	Payments due by period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations (1)	$355,000	$-	$-	$-	$355,000
Interest (2)	203,052	38,967	78,684	77,239	8,162
Operating leases (3)	801,617	38,705	78,220	78,614	606,078
Purchase obligations (4)	12,538	12,538	-	-	-
Total	$1,372,207	$90,210	$156,904	$155,853	$969,240

(1)
Our long-term debt obligations include $355.0 million of Notes and our $30.0 million Senior Secured Revolving Credit Facility.  As of July 29, 2012, we had no borrowings drawn on the Senior Secured Revolving Credit Facility and $3.6 million of outstanding letters of credit.

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

Our significant accounting policies are more fully described in note 2 of the notes to the consolidated financial statements, included in Item 15 of this Report.  However, certain of our accounting policies are considered critical as management believes they are most important to the portrayal of our financial condition and operating results and require our most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  We consider the following policies to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements.

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

Impairment of Goodwill and Intangible Assets

We perform an impairment test of goodwill and the indefinite-lived tradename asset annually in the fourth quarter of each fiscal year, or more frequently if indications of impairment exist.  A significant amount of judgment is involved in determining if an indicator of impairment has occurred.  Such indicators may include:  a significant decline in our expected future cash flows; a significant decline in Adjusted EBITDA; a significant adverse change in legalities or in the business climate or significant reductions in our expected growth rates. Any adverse changes in these factors could have a significant impact on the recoverability of these assets and could have a material impact on our consolidated financial statements.

The goodwill impairment test involves a two-step process.  The first step is a comparison of the fair value of the reporting unit to its carrying value.  We primarily use the income approach method of valuation that includes the discounted cash flow method and the market approach method, which estimates fair value by applying cash flow and sales multiples to the company’s operating performance, as well as other generally accepted valuation methodologies to determine the fair value.  The multiples are derived from comparable publicly traded companies with similar operating and investment characteristics of the company.  Significant assumptions in the valuation include new unit growth, future trends in sales, profitability, changes in working capital along with an appropriate discount rate.

If the fair value of the reporting unit is higher than its carrying value, goodwill is deemed not to be impaired, and no further testing is required.  If the carrying value of the reporting unit is higher than its fair value, there is an indication that impairment may exist and the second step must be performed to measure the amount of impairment loss.  The amount of impairment is determined by comparing the implied fair value of the goodwill to the carrying value of the goodwill in the same manner as if the company was being acquired in a business combination.  Thus we would allocate the fair value to all of the assets and liabilities of the Company, including any unrecognized intangible assets, in a hypothetical analysis that would calculate the implied fair value of goodwill.  If the implied fair value of goodwill is less than the recorded goodwill, we would record an impairment loss for the difference.

During the testing completed in the fourth quarter of fiscal year 2012, the Company determined that its carrying value was in excess of its fair value and step two of the goodwill impairment test was completed.  Based on the second step of the analysis, we recorded a non-cash goodwill impairment charge of $48.5 million (which included $26.2 million due to the step one reporting unit valuation and $22.3 million due to the increase in the fair value of other net assets).  Factors culminating in the impairment included changes in projected performance due to lower revenue estimates resulting from recent traffic trends and lower new unit growth assumptions along with the continued negative impact of commodity inflation.  As noted above, assessing the fair value of goodwill includes making assumptions for estimating future cash flows and appropriate industry market multiples for both EBITDA and revenue.  These assumptions are subject to a high degree of complexity and judgment.  We make every effort to estimate future cash flows as accurately as possible with the information available at the time the forecast is developed.  However, changes in the assumptions and estimates may affect the estimated fair value of the reporting unit and could result in additional impairment charges in the future.  We believe the key assumptions included in the step one analysis to be the long-term revenue growth rate and the weighted average cost of capital.  We used a long-term revenue growth rate inclusive of existing restaurant growth and new restaurant openings which averaged approximately 10%  (excluding the perpetuity assumption) and the weighted average cost of capital used was approximately 14%.  If we were to assume the following 100 basis point movements for these key assumptions in our fiscal year 2012 step one analysis holding all other factors constant, the incremental goodwill impairment would have been:
       100 basis point decrease in long-term revenue growth                                      $31.9 million
       100 basis point increase in the weighted average cost of capital                     $25.2 million

In the annual impairment test of the indefinite-lived tradename intangible asset, we primarily use the relief from royalty method under the income approach method of valuation. Significant assumptions include growth assumptions, future trends in sales, a royalty rate and appropriate discount rate.  The testing completed during the fourth quarter of fiscal year 2012 used a discount rate of 15% which resulted in the estimated fair value of the tradename exceeding its carrying value by approximately 13%, indicating no impairment of the tradename asset. However, future changes in assumptions used may require us to record material impairment charges for the tradename.

Our definite-lived intangible assets are amortized over their estimated useful lives and are tested for impairment when events or circumstances indicate the carrying value may be impaired.

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

The Company performs long-lived asset impairment analyses throughout the year.  During the fourth quarter of fiscal year 2012, the Company determined that three restaurants had carrying amounts in excess of their fair values, and also wrote-off additions related to previously impaired restaurants throughout fiscal year 2012, for a total impairment charge of $4.4 million.

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

Recent Accounting Pronouncements

In September 2011, the FASB updated its guidance on the annual testing of goodwill to allow companies to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. The updated guidance is applicable to goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We do not expect the adoption of this updated guidance to have a material impact on our consolidated financial statements.

In June 2011 and as updated in December 2011, the FASB updated its guidance regarding comprehensive income to require companies to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The updated guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This updated guidance is applicable for fiscal years beginning after December 15, 2011.  We do not expect the adoption of this updated guidance to have a material impact on our consolidated financial statements.

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

Four food categories (beef, produce, seafood and chicken) account for the largest share of our cost of goods sold (at 32%, 10%, 10% and 8%, respectively in fiscal year 2012).  Other categories affected by commodity price fluctuations, such as pork, cheese and dairy, may each account for 4-6%, individually, of our purchases.  We will continue to monitor the commodity markets and may enter into additional fixed price contracts depending on market conditions.

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

Our restaurants are also impacted by changes in fuel prices.  Our third party distributor charges us for the diesel fuel used to deliver inventory to our restaurants.  During the fourth quarter of fiscal year 2012, we entered into a forward contract to procure certain amounts of diesel fuel from our third party distributor at set prices in order to mitigate our exposure to unpredictable fuel prices.  The effect of the fuel derivative instrument was immaterial to our consolidated financial statements for fiscal year 2012 and this contract terminates on July 31, 2013.

Interest rate risk

We are subject to interest rate risk in connection with borrowings under the Senior Secured Revolving Credit Facility, which bears interest at variable rates.  As of July 29, 2012, we were not drawn on our Senior Secured Revolving Credit Facility.  There is no interest rate risk associated with our Senior Secured Notes, as the interest rate is fixed at 10.75% per annum.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s consolidated financial statements, together with the related notes and the report of independent registered accounting firm, are set forth in Item 15 of this Report.

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A—CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, have evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of July 29, 2012.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a−15(f), internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of July 29, 2012 based on the Internal Control − Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, our management concluded that our internal control over financial reporting was effective as of July 29, 2012.

This Annual Report does not include an attestation report of our Independent Registered Certified Public Accounting Firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our Independent Registered Certified Public Accounting Firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B—OTHER INFORMATION

None.

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding our directors and executive officers as of October 23, 2012:

Name	Age	Title(s)
G. Thomas Vogel	48	President, Chief Executive Officer and Director
Amy L. Bertauski	43	Chief Financial Officer and Treasurer
Robert R. Effner	47	Chief Development Officer and Secretary
V. Todd Townsend	48	Chief Marketing Officer
James B. Kuehnhold	50	Senior Vice President of Operations
Scott E. Dever	44	Senior Vice President of Information Systems
Lynne D. Wildman	43	Vice President of Supply Chain Management
David Cavallin	45	Vice President of Finance
Nicole A. Williams	38	Vice President and Controller
Philip E. Berney	48	Director
Stephen C. Dutton	30	Director
J. David Karam	54	Director
Michael P. O’Donnell	56	Director
Stanley de J. Osborne	42	Director

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

Amy L. Bertauski has served as our Chief Financial Officer since December 2006. Ms. Bertauski has responsibility for all aspects of finance, accounting, treasury, supply chain management, information technology, benefits and risk management. She joined Logan’s Roadhouse in May 2000 as the Director of Accounting. Ms. Bertauski was promoted to Vice President and Controller in August 2003 and to Senior Vice President of Accounting & Finance and Principal Accounting Officer in August 2006. Prior to joining Logan’s Roadhouse, Ms. Bertauski worked for two years with Applebee’s International as the Manager of Corporate Accounting and for three years at Rio Bravo as an Accounting Manager. In addition to 17 years of restaurant industry experience, Ms. Bertauski also worked for four years with Arthur Andersen in their audit practice. Ms. Bertauski holds a B.S. in Accounting from the University of Illinois.

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

V. Todd Townsend has served as our Chief Marketing Officer since September 2012.  He is responsible for product development, marketing and communications for the Logan’s brand.  Prior to joining Logan’s Roadhouse, he was employed by Time Warner Cable, Qwest Communications, Sonic Drive In, Yahoo! and Sprint in marketing, sales and e-commerce leadership positions.  Townsend served as Chief Marketing Officer for Sonic Drive In from 2005 to 2008, during which time his teams delivered positive same store sales performance for three consecutive years.  Townsend has agency experience with the Leo Burnett Company and over 25 years of business and marketing experience with both consumer and business-to-business focused brands across a range of industries.  He received his Bachelors degree from Oklahoma State University and his Masters degree from Northwestern University.

James B. Kuehnhold is our Senior Vice President of Operations and is responsible for all aspects of day-to-day restaurant operations. Mr. Kuehnhold joined Logan’s Roadhouse in July 2001 and has over 30 years experience in the restaurant industry. Prior to joining Logan’s Roadhouse, Mr. Kuehnhold was with Romano’s Macaroni Grill as a Regional Manager. In addition, Mr. Kuehnhold was with Olive Garden for five years where he served as Regional Manager. He also worked with Chevy’s/Rio Bravo for five years as a Director of Operations, overseeing both concepts.

Scott E. Dever has served as the Senior Vice President of Information Systems since July 2011.  He is responsible for all technology areas including:  point of sale systems, networking and infrastructure, development and telecommunications.  He joined Logan’s Roadhouse in March of 1998 as MIS Manager and was promoted to Director of Information Systems in April 2000 before being named Vice President of Information Systems in August 2003.  Prior to joining Logan’s Roadhouse, he was employed by Restaurant Management Group, Inc. and has over 20 years of restaurant industry experience including positions in operations and IT consulting.  His work helped Logan’s Roadhouse win the Nation’s Restaurant News Technology Innovation award for the casual dining segment in 2001 and again in 2006.

Lynne D. Wildman is Vice President of Supply Chain Management and is responsible for all aspects of purchasing and management of our supply chain. Ms. Wildman joined Logan’s Roadhouse in November 2005. She has over 18 years of commodity, restaurant purchasing and distribution experience. Prior to joining Logan’s Roadhouse, Ms. Wildman was Vice President of Purchasing for ARCOP, where she was a key player in all aspects of purchasing for Arby’s Purchasing Cooperative. Before ARCOP, she served in key management and leadership roles with Darden Restaurants, Inc. for almost eight years. She has also held strategic purchasing and development positions with YUM! Brands as well as Cargill. Ms. Wildman holds a B.A. and M.A. in Agricultural Economics from the University of Illinois.

David Cavallin is Vice President of Finance and is responsible for Logan’s financial planning and analysis and operations analysis functions.  Mr. Cavallin joined Logan’s Roadhouse in June 2004 and has over 20 years of restaurant finance experience. Prior to joining Logan’s Roadhouse, Mr. Cavallin held various finance positions at Darden Restaurants starting from 1992 to 2004, most recently as Director of Planning and Analysis.  Prior to his restaurant industry experience, Mr. Cavallin was a Chartered Accountant and worked with Ernst & Young in their audit practice.  Mr. Cavallin holds a Bachelor of Commerce degree and Graduate Diploma in Public Accountancy, both from McGill University in Montreal, Canada.

Nicole A. Williams is our Vice President and Controller and also serves as our Principal Accounting Officer.  She is responsible for all financial reporting and audit requirements, as well as overseeing the company’s accounting and tax functions.  Ms. Williams joined Logan’s Roadhouse in 2005 and was quickly promoted to Director of Accounting in 2006.  In 2009, she was promoted to Controller, and she has served as an officer of the Company since November 2011.  In addition to her seven years of restaurant experience, Ms. Williams has worked in various accounting roles of increasing responsibility throughout her 19 year accounting career.  Ms. Williams holds a B.S. in Business Administration and a Master of Accountancy in Tax from the University of Tennessee and is a Certified Public Accountant.

Our executive officers are appointed by our board of directors and serve until their successors have been duly elected and qualified or their earlier resignation or removal. There are no family relationships among any of our directors or executive officers.

Board of Directors

Our board of directors is comprised of six members, including Mr. Vogel and the individuals named below.

Philip E. Berney has served as a member of the board of directors since the consummation of the Transactions and is a Managing Director at Kelso & Company, L.P. Prior to joining Kelso in 1999, he was a Senior Managing Director and Head of the High Yield Capital Markets group at Bear, Stearns & Co. Inc. Previously, he worked in High Yield Finance at The First Boston Corporation. Mr. Berney received a B.S. in Business Administration from the University of North Carolina at Chapel Hill, where he was a Morehead Scholar. He is a director of Audio Visual Services Corporation, Tervita Corporation, Cronos Ltd, Custom Building Products, Inc., iGPS Company LLC and Wilton Re Holdings Limited. Mr. Berney was a director of Cambridge Display Technology, Inc., Del Laboratories, Inc. and Eagle Bulk Shipping, Inc. Mr. Berney brings to our board of directors extensive experience in corporate strategy and business development and his knowledge gained from service on the boards of various public and private companies.

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

J. David Karam has served as a member of our board of directors since September 2012. Mr. Karam has served as the Chairman of the Board of Sbarro, Inc., a leading Italian quick service restaurant company since February 2012 and is owner of Cedar Enterprises, a Wendy’s franchisee with 150 Wendy’s restaurants in five states.   Mr. Karam was most recently the President of Wendy’s International from 2008 to 2011.  Prior to joining Wendy’s in 2008, Mr. Karam was president of Cedar Enterprises.  He joined Cedar Enterprises in 1986 as Vice President of Finance before being promoted to President in 1989.  Mr. Karam previously served as senior auditor for Touche & Ross from 1982 to 1986. Mr. Karam has a bachelor’s degree in accounting from The Ohio State University and is a graduate of the Owner President Management program at the Harvard University Graduate School of Business Administration.  Mr. Karam’s qualifications to serve on our board include his financial background, his extensive restaurant experience and leadership skills that come from his executive and board level positions in the industry.

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

Corporate Governance

Board Composition

Our board of directors currently consists of six members, all of whom were elected as directors in accordance with the board composition provisions of the Stockholders Agreement. The Stockholders Agreement entitles the Kelso Affiliates to nominate all members of the board of directors of Roadhouse Holding which, in turn, nominates each of the boards of directors of LRI Holdings and Logan’s Roadhouse, Inc. The Stockholders Agreement also provides that our Chief Executive Officer will be a member of the board of directors of Roadhouse Holding.  Thus the board of directors has determined that it is not necessary for us to have a nominating committee or committee performing similar functions.  The board of directors does not have a policy with regard to the consideration of any director candidates recommended by our debt holders or other parties.

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

Section 16(a) Beneficial Ownership Reporting Compliance

As the Company does not have a class of equity securities registered pursuant to Section 12 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), none of its directors, officers or stockholders were subject to reporting requirements of Section 16(a) of the Exchange Act during the fiscal year ended July 29, 2012.

ITEM 11—EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information with respect to compensation for fiscal years 2012 and 2011 earned by, awarded to or paid to our named executive officers.
		Salary	Bonus	Option awards	Non-equity incentive plan compensation	All other compensation	Total
	Year	($)	($)(1)	($)(2)	($)(3)	($)(4)	($)
G. Thomas Vogel	2012	648,077	-	-	-	4,098	652,175
President and Chief Executive Officer	2011	550,000	500,000	2,261,777	275,000	3,993	3,590,770

Amy L. Bertauski	2012	335,000	-	-	-	3,199	338,199
Chief Financial Officer	2011	310,000	500,000	1,098,575	93,000	4,392	2,005,967

Robert R. Effner	2012	276,000	-	-	-	-	276,000
Chief Development Officer	2011	254,826	350,000	775,468	76,448	-	1,456,742

(1)	Represents discretionary bonuses paid in recognition of outstanding performance with respect to the completed Transactions.
(2)
The amounts set forth reflect the aggregate grant date fair value calculated in accordance with applicable accounting guidance.  See Note 18 of our consolidated financial statements presented in Item 15 of this Report for additional information.  These amounts may not correspond to the actual value eventually realized by each named executive officer because the value realized will depend on the extent to which performance conditions are ultimately met.  The grant date fair value for the performance-based stock option grants was calculated based on the probable outcome of the performance condition.

(3)	Represents amounts earned for each fiscal year under our annual cash incentive program.
(4)	Represents the following for fiscal year 2012:

	Savings plan	Disability insurance
Name	($)	($)
G. Thomas Vogel	-	4,098

Amy L. Bertauski	3,199	-

Robert R. Effner	-	-

Outstanding Equity Awards at Fiscal Year End 2012

The following table sets forth the number of stock options held by the named executive officers on July 29, 2012.  No other stock awards have been granted to the named executive officers.

	Number of securities underlying unexercised options (#) (1)		Number of securities underlying unexercised	Option	Option
Name	Exercisable	Unexercisable	unearned options (#) (2)	exercise price($/Sh)	expiration date
G. Thomas Vogel	6,709	20,124	-	100.00	3/1/2021
	-	-	53,667	100.00	3/1/2021
Amy L. Bertauski	3,259	9,774	-	100.00	3/1/2021
	-	-	26,067	100.00	3/1/2021
Robert R. Effner	2,300	6,900	-	100.00	3/1/2021
	-	-	18,400	100.00	3/1/2021

(1)	These options represent time-based options granted under the 2011 Plan. Such options vest ratably over a four-year period on each of the first four anniversaries of October 4, 2010.
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

Director Compensation

Members of our board of directors who are also our employees or who are affiliated with Kelso do not receive cash or equity compensation for service on our board of directors.  Michael P. O’Donnell, who as of July 29, 2012 was our only non-employee director not affiliated with Kelso, received the following compensation for the fiscal year ended July 29, 2012.

	Fees earned or paid in cash (1)	Option awards	All other compensation	Total
Name	($)	($)	($)	($)
Michael P. O'Donnell	25,000	-	-	25,000

(1)
Includes the fee paid for service on the board of directors during 2012.  Board members are also reimbursed for out-of-pocket expenses incurred in connection with their board service.  Such reimbursements are not included in this table.  There are no other fees earned for service on the board of directors.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

Roadhouse Holding owns, through Roadhouse Intermediate Inc., Roadhouse Midco Inc. and Parent, 100% of our common stock. The Kelso Affiliates and the Management Investors own all of the common stock of Roadhouse Holding.

The following table sets forth information as of October 23, 2012 with respect to the ownership of the common stock of Roadhouse Holding by:
•	each person known to own beneficially more than five percent of the common stock of Roadhouse Holding,
•	each of our directors,
•	each of the executive officers named in the Summary Compensation Table appearing under Item 11—Executive Compensation, and
•	all of our executive officers and directors as a group.

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
Name of beneficial owner	Number of shares of common stock beneficially owned as of October 23, 2012	Percent of class (7)
Kelso Investment Associates VIII, L.P.(1)(2)	2,231,000	97.62
KEP VI, LLC(1)(2)	2,231,000	97.62
Frank T. Nickell(1)(2)	2,231,000	97.62
Thomas R. Wall, IV(1)(2)	2,231,000	97.62
George E. Matelich(1)(2)	2,231,000	97.62
Michael B. Goldberg(1)(2)	2,231,000	97.62
David I. Wahrhaftig(1)(2)	2,231,000	97.62
Frank K. Bynum, Jr.(1)(2)	2,231,000	97.62
Philip E. Berney(1)(2)(3)	2,231,000	97.62
Frank J. Loverro(1)(2)	2,231,000	97.62
James J. Connors, II(1)(2)	2,231,000	97.62
Church M. Moore(1)(2)	2,231,000	97.62
Stanley de J. Osborne(1)(2)(3)	2,231,000	97.62
Christopher L. Collins(1)(2)	2,231,000	97.62
Lynn Alexander(1)(2)	2,231,000	97.62
Stephen C. Dutton(2)(3)	-	-
J. David Karam(3)(5)	-	-
Michael P. O’Donnell(3)(5)	-	-
G. Thomas Vogel(3)(4)(5)(6)	21,000	*
Amy L. Bertauski(4)(5)	10,000	*
Robert R. Effner(4)(5)	5,000	*
All executive officers and directors, as a group (14 persons)(1)	2,285,500	100.00
* Less than one percent

(1)
Kelso Investment Associates VIII, L.P. (“KIA VIII”) owns 1,922,505 shares of common stock and is controlled by its general partner, Kelso GP VIII, L.P. Kelso GP VIII, L.P. is in turn controlled by its general partner, Kelso GP VIII, LLC. KEP VI, LLC (“KEP VI” and, together with KIA VIII, the “Kelso Funds”) owns 308,495 shares of common stock.  Both Kelso GP VIII, LLC and KEP VI are managed and controlled by the following thirteen managing members: Frank T. Nickell, Thomas R. Wall, IV, George E. Matelich, Michael B. Goldberg, David I. Wahrhaftig, Frank K. Bynum, Jr., Philip E. Berney, Frank J. Loverro, James J. Connors, II, Church M. Moore, Stanley de J. Osborne, Christopher L. Collins and Lynn Alexander (the “Kelso Individuals”). The Kelso Funds, due to their common control by the Kelso Individuals, could be deemed to beneficially own each of the other’s shares of common stock but each disclaims such beneficial ownership. The Kelso Individuals may be deemed to share beneficial ownership of shares of common stock owned of record or beneficially by the Kelso Funds by virtue of their status as managing members of each of the Kelso Funds. Each of the Kelso Individuals share investment and voting power with respect to the shares of common stock owned by KIA VIII and KEP VI but disclaims beneficial ownership of such shares.

(2)	The business address for these persons is c/o Kelso & Company, L.P., 320 Park Avenue, 24th Floor, New York, New York 10022.
(3)	Members of our board of directors.
(4)	Named executive officers.
(5)	The business address for these persons is c/o LRI Holdings, Inc., 3011 Armory Drive, Suite 300, Nashville, Tennessee 37204.
(6)	Includes 18,645 shares of common stock owned directly by George Thomas Vogel Family 2010 Grantor Retained Annuity Trust, with respect to which G. Thomas Vogel disclaims beneficial ownership.
(7)	This percentage is based on the number of outstanding shares of common stock as of July 29, 2012 (2,285,500 shares).

Equity Compensation Plan Information

The following table sets forth information concerning the shares of common stock that may be issued upon exercise of options under the 2011 Plan as of July 29, 2012:
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	298,250	$100.00	46,750
Equity compensation plans not approved by security holders	-	-	-
Total	298,250	$100.00	46,750

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

Management Subscription Agreements

Simultaneously with the consummation of the Transactions, certain executive officers entered into management subscription agreements with Roadhouse Holding pursuant to which they agreed to subscribe for and purchase an aggregate of approximately 3% of our common stock for an aggregate purchase price of $6.9 million.  The purchase price per share was equal to the purchase price per share paid by the Kelso Affiliates in connection with the Transactions. See Item 12—Security Ownership of Certain Beneficial Owners and Management.

Advisory Agreement

In connection with the Transactions, Logan’s Roadhouse, Inc. entered into an advisory agreement with Kelso pursuant to which:
•	we paid to Kelso a one-time advisory fee of $7 million and reimbursed Kelso for Kelso’s out-of-pocket costs and expenses incurred in connection with the Transactions;
•
Kelso provides us with ongoing financial advisory and management consulting services in return for annual fees in an aggregate amount of $1 million to be paid in quarterly installments, in addition to reimbursement for Kelso’s out of pocket costs and expenses;

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

Director Independence

Though not formally considered by our board of directors because our common stock is not listed on a national securities exchange, our board of directors has determined that Mr. Karam and Mr. O’Donnell are “independent” as such term is defined by The NASDAQ Stock Market corporate governance standards.  Those directors serving as members of the audit committee and compensation committee are not required to, and do not, meet the independence requirements of any national securities exchange.  Similarly they are not required to, and do not, meet the independence requirements set forth in the SEC’s rules and regulations, to the extent such requirements are applicable to them.  We do not maintain a nominating and corporate governance committee.

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accountants

Deloitte & Touche, LLP (“Deloitte”) served as our independent registered public accounting firm for the fiscal years ended July 29, 2012 and July 31, 2011.  The following table sets forth (in thousands) fees billed or estimated to be billed to us by Deloitte for fiscal year 2012 and fiscal year 2011:

	Fiscal 2012	Fiscal 2011
Audit fees	$560	$504
Audit-related fees	-	602
Tax fees	-	226
All other fees	2	2
Total	$562	$1,334

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

Tax fees consist of fees for professional services and special tax projects related to the Transactions.

All other fees consist of fees other than the services reported above.  The services provided consisted of a subscription to an accounting research website.

Audit Committee Pre-Approval Policy

Pursuant to our Audit Committee Charter, all permissible non-audit services to be performed by Deloitte must be pre-approved by the Audit Committee.

PART IV
ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
		Page
(a)(1)	Index to Consolidated Financial Statements:
	Report of Independent Registered Public Accounting Firm	51
	Consolidated Balance Sheets	52
	Consolidated Statements of Operations	53
	Consolidated Statements of Stockholders' Equity	54
	Consolidated Statements of Cash Flows	55
	Notes to Consolidated Financial Statements	56

(a)(2)	Financial Statement Schedules:

All schedules for which provision is made in the applicable accounting regulations of the SEC have been omitted as not required or not applicable, or the information required has been included elsewhere by reference in the financial statements and related notes.

(a)(3)	Exhibits:
	An "Exhibit Index" has been filed as part of this Annual Report on Form 10-K beginning on page 76 hereof and is incorporated herein by reference.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LRI Holdings, Inc.

Date: October 23, 2012	By:	/s/ G. Thomas Vogel
G. Thomas Vogel
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ G. Thomas Vogel	President, Chief Executive Officer and Director	October 23, 2012
G. Thomas Vogel	(Principal Executive Officer)

/s/ Amy L. Bertauski	Chief Financial Officer and Treasurer	October 23, 2012
Amy L. Bertauski	(Principal Financial Officer)

/s/ Nicole A. Williams	Vice President - Controller	October 23, 2012
Nicole A. Williams	(Principal Accounting Officer)

/s/ Philip E. Berney	Director	October 23, 2012
Philip E. Berney

/s/ Stephen C. Dutton	Director	October 23, 2012
Stephen C. Dutton

/s/ J. David Karam	Director	October 23, 2012
J. David Karam

/s/ Michael P. O'Donnell	Director	October 23, 2012
Michael P. O'Donnell

/s/ Stanley de J. Osborne	Director	October 23, 2012
Stanley de J. Osborne

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of LRI Holdings, Inc.
Nashville, Tennessee

We have audited the accompanying consolidated balance sheets of LRI Holdings, Inc. and subsidiaries (the “Company”, the “Predecessor Company”, or the “Successor Company”), a wholly-owned subsidiary of Roadhouse Holding Inc., (Successor Company) as of July 29, 2012 and July 31, 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the fiscal year ended July 29, 2012 (Successor Company), the period from October 4, 2010 to July 31, 2011 (Successor Company), the period from August 2, 2010 to October 3, 2010 (Predecessor Company), and for the fiscal year ended August 1, 2010 (Predecessor Company). These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at July 29, 2012 and July 31, 2011, and the results of its operations and its cash flows for the year ended July 29, 2012 (Successor Company), the period from October 4, 2010 to July 31, 2011 (Successor Company), the period from August 2, 2010 to October 3, 2010 (Predecessor Company), and for the fiscal year ended August 1, 2010 (Predecessor Company),  in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company was acquired on October 4, 2010.

/s/ Deloitte & Touche LLP

October 23, 2012
Nashville, Tennessee

LRI Holdings, Inc.
Consolidated Balance Sheets

(In thousands, except share data)	July 29, 2012 (Successor)	July 31, 2011 (Successor)
ASSETS
Current assets:
Cash and cash equivalents	$21,732	$19,103
Receivables	8,288	9,960
Inventories	12,349	11,370
Prepaid expenses and other current assets	4,294	3,367
Income taxes receivable	3,911	3,688
Deferred income taxes	2,046	2,207
Total current assets	52,620	49,695
Property and equipment, net	239,553	232,940
Other assets	18,527	19,492
Goodwill	284,078	331,788
Tradename	71,694	71,694
Other intangible assets, net	21,354	23,215
Total assets	$687,826	$728,824
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable	$21,193	$17,573
Payable to RHI	50	802
Other current liabilities and accrued expenses	55,268	52,315
Total current liabilities	76,511	70,690
Long-term debt	355,000	355,000
Deferred income taxes	32,561	37,746
Other long-term obligations	39,702	34,808
Total liabilities	503,774	498,244
Commitments and contingencies (Note 13)	-	-
Stockholder’s equity:
Common stock ($0.01 par value; 100 shares authorized; 1 share issued and outstanding)	-	-
Additional paid-in capital	230,000	230,000
Retained (deficit) earnings	(45,948)	580
Total stockholder’s equity	184,052	230,580
Total liabilities and stockholder’s equity	$687,826	$728,824

See accompanying notes to consolidated financial statements.

LRI Holdings, Inc.
Consolidated Statements of Operations
(In thousands)	Fiscal year 2012 (Successor)	Period from October 4, 2010 to July 31, 2011 (Successor)	Period from August 2, 2010 to October 3, 2010 (Predecessor)	Fiscal year 2010 (Predecessor)
Revenues:
Net sales	$629,987	$497,170	$93,762	$555,460
Franchise fees and royalties	2,186	1,793	348	2,068
Total revenues	632,173	498,963	94,110	557,528
Costs and expenses:
Restaurant operating costs:
Cost of goods sold	207,225	162,805	29,172	174,186
Labor and other related expenses	184,310	145,258	28,578	165,877
Occupancy costs	48,780	36,817	8,046	42,397
Other restaurant operating expenses	100,680	71,708	15,478	81,826
Depreciation and amortization	20,309	14,588	3,112	17,040
Pre-opening expenses	4,808	2,984	783	2,111
General and administrative	25,373	30,460	14,440	24,216
Goodwill and intangible asset impairment	48,526	-	-	-
Store impairment and closing charges	4,438	25	-	91
Total costs and expenses	644,449	464,645	99,609	507,744
Operating (loss) income	(12,276)	34,318	(5,499)	49,784
Interest expense, net	39,748	33,823	3,147	18,857
Other income, net	-	(15)	(182)	(798)
(Loss) income before income taxes	(52,024)	510	(8,464)	31,725
Income tax (benefit) expense	(5,496)	(70)	(8,240)	11,704
Net (loss) income	(46,528)	580	(224)	20,021
Undeclared preferred dividend	-	-	(2,270)	(12,075)
Net (loss) income attributable to common stockholders	$(46,528)	$580	$(2,494)	$7,946

See accompanying notes to consolidated financial statements.

LRI Holdings, Inc.
Consolidated Statements of Stockholders’ Equity

				Accumulated		Total
			Additional	other		stockholders’	Preferred
	Common		paid-in	comprehensive	Retained	equity	Shares	Amount
(In thousands, except share data)	Shares	Amount	capital	(loss)/income	earnings	(Permanent)	(Temporary)	(Temporary)

Balances at August 2, 2009 (Predecessor)	992,427	$10	$12,831	$(44)	$751	$13,548	64,508	$60,170
Net income	-	-	-	-	20,021	20,021	-	-
Change in fair value of interest rate swap, net of tax provision of $26	-	-	-	44	-	44	-	-
Total comprehensive income						20,065
Balances at August 1, 2010 (Predecessor)	992,427	$10	$12,831	$-	$20,772	$33,613	64,508	$60,170
Net loss	-	-	-	-	(224)	(224)	-	-
Balances at October 3, 2010 (Predecessor)	992,427	$10	$12,831	$-	$20,548	$33,389	64,508	$60,170

Balances at October 4, 2010 (Date of Transactions)	-	$-	$-	$-	$-	$-	-	$-
Capital contribution	1	-	230,000	-	-	230,000	-	-
Net income	-	-	-	-	580	580	-	-
Balances at July 31, 2011 (Successor)	1	$-	$230,000	$-	$580	$230,580	-	$-
Net loss	-	-	-	-	(46,528)	(46,528)	-	-
Balances at July 29, 2012 (Successor)	1	$-	$230,000	$-	$(45,948)	$184,052	-	$-

See accompanying notes to consolidated financial statements.

LRI Holdings, Inc.
Consolidated Statements of Cash Flows
(In thousands)	Fiscal year 2012 (Successor)	Period from October 4, 2010 to July 31, 2011 (Successor)	Period from August 2, 2010 to October 3, 2010 (Predecessor)	Fiscal year 2010 (Predecessor)
Cash flows from operating activities:
Net (loss) income	$(46,528)	$580	$(224)	$20,021
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	20,309	14,588	3,112	17,040
Other amortization	1,289	4,502	241	1,331
Unrealized gain on interest rate swap	-	-	(182)	(798)
Loss on sale/disposal of property and equipment	3,467	765	203	928
Amortization of deferred gain on sale and leaseback transactions	(23)	(3)	(18)	(79)
Impairment charges for long-lived assets	4,438	25	-	72
Goodwill impairment	48,526	-	-	-
Share-based compensation expense	746	821	-	-
Tax benefit upon cancellation/exercise of Predecessor stock options	-	-	6,431	-
Deferred income taxes	(5,024)	(1,103)	(10,701)	6,199
Changes in operating assets and liabilities:
Receivables	1,672	(113)	126	(351)
Inventories	(979)	(1,114)	(205)	(414)
Prepaid expenses and other current assets	(927)	5,158	1,668	93
Other non-current assets and intangibles	(2,009)	(651)	(179)	(330)
Accounts payable	3,459	238	413	2,582
Payable to RHI	(48)	(19)	-	-
Income taxes payable/receivable	(223)	849	(3,985)	2,561
Other current liabilities and accrued expenses	2,898	(12,389)	4,942	4,930
Other long-term obligations	5,445	4,415	1,022	2,615
Net cash provided by operating activities	36,488	16,549	2,664	56,400
Cash flows from investing activities:
Acquisition of LRI Holdings, net of cash acquired	-	(311,633)	-	-
Loan to parent to repurchase shares	(1,450)	-	-	-
Purchase of property and equipment	(48,609)	(32,998)	(7,036)	(26,367)
Proceeds from sale of assets held for sale	-	-	-	1,184
Proceeds from sale and leaseback transactions, net of expenses	16,200	1,793	1,656	10,083
Net cash used in investing activities	(33,859)	(342,838)	(5,380)	(15,100)
Cash flows from financing activities:
Proceeds from issuance of Senior Secured Notes	-	355,000	-	-
Payments for debt issuance costs	-	(19,207)	-	-
Contribution from parent	-	230,000	-	-
Repayment of Predecessor’s senior secured credit facility	-	(132,825)	-	-
Repayment of Predecessor’s senior subordinated unsecured mezzanine term notes, including prepayment premium	-	(87,576)	-	-
Payments on term loan facility	-	-	-	(1,380)
Payments on revolving credit facility	(18,400)	-	-	(3,000)
Borrowings on revolving credit facility	18,400	-	-	3,000
Payments for deferred offering costs	-	-	-	(778)
Net cash (used in) provided by financing activities	-	345,392	-	(2,158)
Increase (decrease) in cash and cash equivalents	2,629	19,103	(2,716)	39,142
Cash and cash equivalents, beginning of period	19,103	-	52,211	13,069
Cash and cash equivalents, end of period	$21,732	$19,103	$49,495	$52,211

See accompanying notes to consolidated financial statements.

LRI Holdings, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share data)
1.	Description of the Business

LRI Holdings and subsidiaries (collectively the “Company”) is engaged in the operation and development of the Logan’s Roadhouse restaurant chain.  As of July 29, 2012, our restaurants operate in 23 states and are comprised of 220 company-owned restaurants and 26 franchise-owned restaurants.

On October 4, 2010, LRI Holdings was acquired by certain wholly owned subsidiaries of Roadhouse Holding Inc. (“RHI”), a newly-formed Delaware corporation owned by affiliates of Kelso & Company, L.P. (the “Kelso Affiliates”) and certain members of management (the “Management Investors”).  Upon completion of the acquisition transactions (the “Transactions”), the Kelso Affiliates owned 97% and the Management Investors owned 3% of the outstanding capital stock of RHI.  Although the Company is a wholly owned subsidiary of an indirect wholly owned subsidiary of RHI, RHI is the ultimate parent of the Company.  Prior to October 4, 2010, RHI and its subsidiaries had no assets, liabilities or operations.  See Note 3 for further discussion of the Transactions.

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

Fiscal year

The Company operates on a 52 or 53-week fiscal year ending on the Sunday nearest to July 31.  The fiscal years ended July 29, 2012 (“fiscal year 2012”) and August 1, 2010 (“fiscal year 2010”) each consist of 52 weeks. The fiscal year ended July 31, 2011 consists of 52 weeks, but as a result of the Transactions is shown separately as the nine week Predecessor period from August 2, 2010 to October 3, 2010 and the 43-week Successor period from October 4, 2010 to July 31, 2011.

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

Inventories

Inventories consist of food, beverages and supplies and are valued at the lower of cost (first-in, first out method) or market.  Supplies, consisting mainly of dishes, utensils and small equipment, represented $7,924 and $7,238 of the total inventory balance at July 29, 2012 and July 31, 2011, respectively.

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

Goodwill and tradename

Goodwill represents the excess of cost over the fair value of net assets acquired in a purchase business combination. Goodwill and the Company’s indefinite-lived tradename asset are not amortized, but are subject to annual impairment testing during the fourth quarter of each fiscal year, or more frequently, if indications of impairment exist.

As discussed further in Note 6, we determined during the fourth quarter of fiscal year 2012 that our goodwill was impaired and recognized an impairment charge of $48,526.  In the annual impairment test of goodwill, the Company uses a combination of the income and market methods of valuation to determine the fair value. The estimated fair value of the Company is compared to the carrying value to determine whether an indication of impairment exists. If impairment is indicated, then the implied fair value of the Company’s goodwill is determined by allocating the estimated fair value to the Company’s assets and liabilities (including any unrecognized intangible assets) as if the Company had been acquired in a business combination. The amount of impairment for goodwill is measured as the excess of the carrying value over the implied fair value.

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

Store impairment and closing charges

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

Summarized activity for the insurance reserves includes:

	Fiscal year 2012	Period from October 4, 2010 to July 31, 2011	Period from August 2, 2010 to October 3, 2010	Fiscal year 2010
	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Reserve balance- beginning of period	$5,643	$5,496	$5,371	$4,652
Add: provision	10,113	7,590	1,824	8,623
Less: payments	(8,737)	(7,443)	(1,699)	(7,904)
Reserve balance- end of period	$7,019	$5,643	$5,496	$5,371

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

Occasionally, the Company is responsible for the construction of leased restaurant locations and for paying project costs that may be in excess of an agreed upon amount with the landlord. Applicable accounting guidance requires the Company to be considered the owner of these types of projects during the construction period. At July 29, 2012 and July 31, 2011, the following costs are included within property and equipment, net as construction in progress:

	July 29, 2012	July 31, 2011
Project costs for leased restaurants included in construction in progress	$4,691	$5,249

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

	Fiscal year 2012	Period from October 4, 2010 to July 31, 2011	Period from August 2, 2010 to October 3, 2010	Fiscal year 2010
	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Advertising expense, net	$21,204	$13,108	$2,632	$12,698

Share-based compensation

Stock options are granted with an exercise price equal to or greater than the fair market value of the underlying stock on the date of grant. Because there is no public market for LRI Holdings or RHI shares, fair market value is set based on the good-faith determination of the board of directors. The grant date fair values have been determined utilizing the Black-Scholes option pricing model.  The Company recognizes expense on time-based options but not performance-based options, because they are contingent on a change in control which is not considered probable.  Stock option compensation expense has been calculated and recognized in general and administrative expenses, following applicable accounting guidance.  The Company’s share-based compensation expense is further described in Note 17.

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

Comprehensive income (loss)

Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting stockholders’ equity that, under GAAP, are excluded from net income. Other comprehensive income (loss) as presented in the consolidated statements of stockholders’ equity for the Predecessor period ended August 1, 2010 consisted of the removal of the previously recorded unrealized losses of $44, net of tax , relating to an interest rate swap which expired in fiscal year 2010.

Derivative instruments

The Company does not use derivative instruments for trading purposes.  During the fourth quarter of fiscal year 2012, the Company entered into a forward contract to procure certain amounts of diesel fuel from the Company’s third party distributor at set prices in order to mitigate exposure to unpredictable fuel prices.  The effect of the fuel derivative instrument was immaterial to the consolidated financial statements for fiscal year 2012, and this contract terminates on July 31, 2013.  For periods prior to the Transactions, the Company had interest rate swap agreements.

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

Application of new accounting standards

In September 2011, the FASB updated its guidance on the annual testing of goodwill to allow companies to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. The updated guidance is applicable to goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We do not expect the adoption of this updated guidance to have a material impact on our consolidated financial statements.

In June 2011 and as updated in December 2011, the FASB updated its guidance regarding comprehensive income to require companies to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The updated guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This updated guidance is applicable for fiscal years beginning after December 15, 2011.  We do not expect the adoption of this updated guidance to have a material impact on our consolidated financial statements.

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

•	New equity contributions of $230,000 were made by the Kelso Affiliates and Management Investors to purchase shares of RHI;
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

The Transactions resulted in a change in ownership of substantially all of the Company’s outstanding common stock and was accounted for in accordance with accounting guidance for business combinations and, accordingly resulted in the recognition of assets acquired and liabilities assumed at fair value as of October 4, 2010. The purchase price paid in the Transactions was “pushed down” to the Company’s financial statements.  The goodwill arising from the Transactions was largely attributable to the growth potential of the Company. No intangibles, including goodwill, are deductible for tax purposes.

Costs incurred in connection with the Transactions resulted in general and administrative expense of $11,138 in the Successor period ended July 31, 2011; $10,272 in the Predecessor period ended October 3, 2010 and $19,207 of debt issuance costs recorded in other assets to be amortized over the lives of the related debt instruments.

4.	Property and Equipment, net

Property and equipment, net, as of July 29, 2012 and July 31, 2011, consists of the following:

	July 29, 2012	July 31, 2011
Land	$6,746	$6,746
Buildings	13,066	11,499
Restaurant equipment	56,317	41,736
Leasehold improvements	182,207	169,660
Construction in progress	12,058	16,580
	270,394	246,221
Accumulated depreciation and amortization	(30,841)	(13,281)
Property and equipment, net	$239,553	$232,940

Depreciation and amortization expense, excluding amortization of intangible assets, and interest capitalized into the cost of property and equipment, was as follows:

	Fiscal year 2012	Period from October 4, 2010 to July 31, 2011	Period from August 2, 2010 to October 3, 2010	Fiscal year 2010
	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Depreciation and amortization expense	$18,980	$13,503	$2,818	$15,465
Interest capitalized	631	588	119	253

The Company had property and equipment purchases accrued in accounts payable and other current liabilities and accrued expenses in the accompanying consolidated balance sheets of $4,184 and $4,019 at July 29, 2012 and July 31, 2011, respectively.

5.	Other Assets

Other assets, as of July 29, 2012 and July 31, 2011, consist of the following:

	July 29, 2012	July 31, 2011
Debt issuance costs, net	$15,192	$16,849
Deposits	1,182	1,069
Non-qualified savings plan assets	1,923	1,574
Other	230	-
Total	$18,527	$19,492

6.	Goodwill and Intangible Assets

Goodwill and tradename are indefinite-lived assets and are not subject to amortization, but are subject to annual impairment testing, or more frequently, if indications of impairment exist.  Other intangible assets and the related useful lives are as follows (all definite-lived intangible assets are amortized straight-line over the amortization period):

		July 29, 2012			July 31, 2011
	Weighted Average Life (Years)	Gross carrying amount	Accumulated Amortization	Net carrying amount	Gross carrying amount	Accumulated Amortization	Net carrying amount
Liquor licenses	Indefinite	$1,862	$-	$1,862	$1,641	$-	$1,641
Favorable contracts	0.8	2,533	(2,533)	-	2,533	(2,533)	-
Menu	5.0	5,356	(1,946)	3,410	5,356	(875)	4,481
Favorable leases	17.8	12,960	(1,368)	11,592	12,960	(615)	12,345
Franchise agreements	19.2	2,588	(245)	2,343	2,588	(110)	2,478
Liquor licenses	21.2	2,370	(223)	2,147	2,370	(100)	2,270
		$27,669	$(6,315)	$21,354	$27,448	$(4,233)	$23,215

Estimated future amortization of intangible assets to amortization expense and favorable leases to rent expense is as follows:
	Amortization expense	Rent expense
Fiscal year 2013	$1,329	$753
Fiscal year 2014	1,329	753
Fiscal year 2015	1,329	753
Fiscal year 2016	454	753
Fiscal year 2017	257	753
Thereafter	3,202	7,827
Total	$7,900	$11,592

The goodwill impairment test involves a two-step process.  The first step is a comparison of the fair value of the reporting unit to its carrying value.  The Company primarily uses the income approach method of valuation which includes discounted cash flows and the market approach method, which estimates fair value by applying cash flow and sales multiples to the company’s operating performance to determine the fair value.  The multiples are derived from comparable publicly traded companies with similar operating and investment characteristics of the company.  Significant assumptions in the valuation include new unit growth, future trends in sales, profitability, changes in working capital along with an appropriate discount rate.

If the fair value of the reporting unit is higher than its carrying value, goodwill is deemed not to be impaired, and no further testing is required.  If the carrying value of the reporting unit is higher than its fair value, there is an indication that impairment may exist and the second step must be performed to measure the amount of impairment loss.  The amount of impairment is determined by comparing the implied fair value of goodwill to the carrying value of goodwill in the same manner as if the company was being acquired in a business combination.  This includes allocating the fair value to all of the assets and liabilities of the Company, including any unrecognized intangible assets, in a hypothetical analysis that would calculate the implied fair value of goodwill.  If the implied fair value of goodwill is less than the recorded goodwill, an impairment loss would be recorded for the difference.

Following the completion of the Transactions, the Company performs its annual impairment test of goodwill and the indefinite-lived tradename during the fourth quarter of each fiscal year.  During the testing completed in the fourth quarter of 2012, the Company determined that its carrying value was in excess of its fair value and step two of the goodwill impairment test was completed.  Based on the second step of the analysis, we recorded a non-cash impairment charge of $48,526.  Factors culminating in the impairment included changes in projected performance due to lower revenue estimates based on recent traffic trends, adjustments to new unit growth assumptions and the continued negative impact of commodity inflation.

The changes in the carrying amount of goodwill are as follows:
Goodwill, as of July 31, 2011	$331,788
Tax related adjustments	816
Impairment	(48,526)
Goodwill, as of July 29, 2012	$284,078

In fiscal year 2012, the Company performed the annual impairment test of the indefinite-lived tradename and no indication of impairment existed.  The fair value calculation is dependent on a number of factors, including estimates of future growth and trends, discount rates and other variables.

The Company evaluated goodwill and the indefinite-lived tradename in the Successor period ended July 31, 2011 and the Predecessor fiscal year 2010 and determined that no indicators of impairment existed.

7.	Other Current Liabilities and Accrued Expenses and Other Long-Term Obligations

Other current liabilities and accrued expenses, as of July 29, 2012 and July 31, 2011, consist of the following:

	July 29, 2012	July 31, 2011
Accrued expenses	$1,757	$690
Accrued interest	10,978	11,189
Bonus and incentive awards	2,160	3,103
Accrued vacation	975	923
Deferred revenue	4,624	4,017
Insurance reserves	7,019	5,643
Payable to Seller (see Note 14)	5,250	6,974
Payroll related accruals	13,605	11,697
Taxes payable	8,900	8,079
Total	$55,268	$52,315

Other long-term obligations, as of July 29, 2012 and July 31, 2011, consist of the following:

	July 29, 2012	July 31, 2011
Deferred rent liability	$9,354	$4,078
Asset retirement obligation	1,949	1,690
Non-qualified savings plan liability	1,923	1,574
Unfavorable leases	25,234	26,635
Deferred gain on sale and leaseback transactions	704	112
Other	538	719
Total	$39,702	$34,808

8.	Store Impairment and Closing Charges

Impairment charges

The Company performs long-lived asset impairment analyses throughout the year.  During the fourth quarter of fiscal year 2012, the Company determined that three additional restaurants had carrying amounts in excess of their fair values and also wrote-off additions related to previously impaired restaurants.  The same analysis was performed during the Successor period ended July 31, 2011, and the Predecessor periods ended October 3, 2010 and fiscal year 2010 and the Company determined that no additional restaurants had carrying amounts in excess of their fair value; however, the Company did write-off additions related to previously impaired restaurants.  The assessments compared the carrying amounts of each restaurant to the estimated future undiscounted net cash flows of that restaurant and an impairment charge was recorded based on the amount by which the carrying amount of the assets exceeded their fair value. Fair value was determined based on an assessment of individual site characteristics and local real estate market conditions along with estimates of future cash flows. Impairment charges were recorded as follows:
	Fiscal year 2012	Period from October 4, 2010 to July 31, 2011	Period from August 2, 2010 to October 3, 2010	Fiscal year 2010
	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Impairment charges	$4,438	$25	$-	$89

9.	Long-Term Debt

Long-term debt obligations at July 29, 2012 and July 31, 2011, consist of the following:
	July 29, 2012	July 31, 2011
Senior Secured Notes, bearing interest at 10.75%	$355,000	$355,000
Senior secured revolving credit facility	-	-
	355,000	355,000
Less: current maturities	-	-
Long-term debt, less current maturities	$355,000	$355,000

Senior Secured Revolving Credit Facility

In connection with the Transactions, the Company terminated the Predecessor’s senior secured credit facility and Logan’s Roadhouse Inc. entered into the Senior Secured Revolving Credit Facility that provides a $30,000 revolving credit facility with a maturity date of October 4, 2015. The Senior Secured Revolving Credit Facility includes a $12,000 letter of credit sub-facility and a $5,000 swingline sub-facility. As of July 29, 2012, the Company had no borrowings drawn on the Senior Secured Revolving Credit Facility and $3,563 of undrawn outstanding letters of credit resulting in available credit of $26,437.

The Senior Secured Revolving Credit Facility is collateralized on a first-priority basis by a security agreement, which includes the tangible and intangible assets of the borrower and those of LRI Holdings and all subsidiaries, and is guaranteed by LRI Holdings and the subsidiaries of Logan’s Roadhouse, Inc.  In the first quarter of fiscal year 2013, the Company amended its Senior Secured Revolving Credit Facility, which adjusted future covenant requirements.  For each fiscal year 2013, 2014, 2015 and 2016, the amendment increased the Company’s maximum consolidated leverage ratio, decreased its minimum consolidated interest coverage ratio and reduced its maximum capital expenditure limits.

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

On or after October 15, 2013, Logan’s Roadhouse, Inc. may redeem all or part of the Senior Secured Notes at redemption prices (expressed as a percentage of principal amount) ranging from 108.1% to 100.0%, plus accrued and unpaid interest. Prior to October 15, 2013, Logan’s Roadhouse, Inc. may on one or more occasions redeem up to 35% of the original principal amount of the notes using the proceeds of certain equity offerings at a redemption price of 110.8%, plus any accrued and unpaid interest. At any time during the 12-month periods commencing on October 15, in each of 2010, 2011 and 2012, Logan’s Roadhouse, Inc. may redeem up to 10% of the original principal amount at a redemption price equal to 103.0%, plus any accrued and unpaid interest. As of July 29, 2012, no portion of the Senior Secured Notes has been redeemed.

The Senior Secured Revolving Credit Facility and the Indenture that governs the Senior Secured Notes contain significant financial and operating covenants.  The financial covenants include a maximum consolidated leverage ratio, a minimum consolidated interest coverage ratio and a maximum capital expenditure limit and are specific to the Senior Secured Revolving Credit Facility.  The non-financial covenants include prohibitions on the Company and the Company’s guarantor subsidiaries’ ability to incur certain additional indebtedness or to pay dividends.  Additionally, the Indenture subjects the Company to the reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as a non−accelerated filer, even if the Company is not specifically required to comply with such sections of the Exchange Act. Failure to comply with these covenants constitutes a default and may lead to the acceleration of the principal amount and accrued but unpaid interest on the Senior Secured Notes.  As of July 29, 2012, the Company was in compliance with all required covenants.

Debt issuance costs

The Company incurred $19,207 of debt issuance costs in connection with obtaining new financing.  These costs were capitalized and will be amortized to interest expense over the lives of the respective debt instruments. Amortization of debt issuance costs related to Successor debt in the Successor periods ended July 29, 2012 and July 31, 2011 and Predecessor debt in the prior periods was as follows:
	Successor debt		Predecessor debt
	Fiscal year 2012	Period from October 4, 2010 to July 31, 2011	Period from August 2, 2010 to October 3, 2010	Fiscal year 2010
Amortization of debt issuance costs	$1,937	$2,499	$269	$1,484

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
	Predecessor
	Period from August 2, 2010 to October 3, 2010	Fiscal year 2010
Gain recognized in other income, net	$182	$798

The Company also had a $15,000 interest rate swap agreement that expired during fiscal year 2010 which resulted in removal of the previously recorded unrealized losses to accumulated other comprehensive income of $44, net of tax.

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

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of July 29, 2012 and July 31, 2011:
	Level	July 29, 2012	July 31, 2011
Deferred compensation plan assets(1)	1	$1,923	$1,574

(1)
Represents plan assets established under a Rabbi Trust for the Company’s non-qualified savings plan.  The assets of the Rabbi Trust are invested in mutual funds and are reported at fair value based on active market quotes.

The fair values of the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate their carrying amounts because of their short-term nature.

The carrying value of long-term debt as of July 29, 2012 and July 31, 2011 was $355,000.  The fair value of long-term debt as of July 29, 2012 and July 31, 2011 was $344,350 and $370,088, respectively.  The fair value of the Company’s publicly traded debt is based on quoted market prices.  The estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During fiscal year 2012, the Company recorded a goodwill impairment charge of $48,526.  The fair value of goodwill was determined to be $284,078, using assumptions of projected new unit growth, future trends in sales, profitability, changes in working capital along with an appropriate discount rate.  The majority of the inputs are unobservable and thus are considered to be Level 3 inputs.  See Note 6 for further information regarding the impairment of goodwill.  Additionally, during fiscal year 2012, the Company determined that three restaurants required impairment.  Fair value of the restaurants was calculated using a cash flow model which included estimates for projected annual revenue growth rates and projected cash flows.  The Company has determined that the majority of the inputs used to value its long-lived assets held and used are unobservable inputs, and thus, are considered Level 3 inputs.  See Note 8 for further information on the impairment of these long-lived assets.

11.	Income Taxes

Significant components of the Company’s net deferred tax liability consist of the following:
	July 29, 2012	July 31, 2011
Deferred tax assets:
Accrued compensation and related costs	$1,019	$1,005
Insurance reserves	2,628	2,049
Other reserves	121	173
Share-based compensation	604	1,262
Deferred rent	3,606	1,580
Unredeemed gift cards	213	434
Unfavorable leases	9,728	10,320
General business and other tax credits	19,566	15,386
Net operating loss carryforwards	2,273	1,052
Transaction costs	3,009	3,652
Total deferred tax assets	42,767	36,913
Deferred tax liabilities:
Intangibles	35,295	36,280
Property and equipment	33,776	32,513
Supplies inventory	3,055	2,804
Prepaid expenses	1,156	855
Total deferred tax liabilities	73,282	72,452
Net deferred tax liability	$30,515	$35,539

Current deferred tax asset	$2,046	$2,207
Non-current deferred tax liability	(32,561)	(37,746)
Net deferred tax liability	$(30,515)	$(35,539)

The Company routinely assesses whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment. Based upon the Company’s assessment at July 29, 2012 and July 31, 2011, it was determined that it is more likely than not that the deferred tax assets will be realized, through the reversal of deferred tax liabilities and the generation of future taxable income. Therefore, the Company did not provide for a valuation allowance.  The Company has general business and other tax credits totaling $19,566 available to offset future taxes which begin to expire in fiscal year 2027.  Federal and State net operating loss carryforwards totaling $2,273 begin to expire in fiscal year 2016.

The components of the (benefit from) provision for income taxes were as follows:
	Fiscal year 2012 (Successor)	Period from October 4, 2010 to July 31, 2011 (Successor)	Period from August 2, 2010 to October 3, 2010 (Predecessor)	Fiscal year 2010 (Predecessor)
Current:
Federal	$(165)	$512	$2,321	$4,097
State and local	(306)	521	140	1,382
Deferred:
Federal	(4,684)	(1,101)	(10,975)	5,989
State and local	(341)	(2)	274	236
Total (benefit from) provision for income taxes	$(5,496)	$(70)	$(8,240)	$11,704

The following table includes a reconciliation of the federal statutory rate to our effective tax rate:
	Fiscal year 2012 (Successor)	Period from October 4, 2010 to July 31, 2011 (Successor)	Period from August 2, 2010 to October 3, 2010 (Predecessor)	Fiscal year 2010 (Predecessor)
Tax at federal statutory rate	35.0%	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	0.8%	101.7%	-2.6%	4.9%
General business and other tax credits	7.2%	-374.9%	5.3%	-6.7%
Transaction-related costs	0.0%	213.3%	61.4%	0.0%
Goodwill impairment	-32.7%	0.0%	0.0%	0.0%
Effect of rate change and other, net	0.3%	11.2%	-1.7%	3.7%
Effective tax rate	10.6%	-13.7%	97.4%	36.9%

The effective tax rate for fiscal year 2012 was impacted by the non-deductible goodwill impairment partially offset by wage credits.  The effective tax rate for the Successor period ended July 31, 2011 was impacted unfavorably by certain non-deductible costs paid in connection with the Transactions partially offset by the magnified effect of wage credits on low pre-tax income.  The effective tax rate for the Predecessor period ended October 3, 2010 was impacted favorably by the deductibility of certain costs paid in connection with the Transactions that were not included in book net income.  The effective tax rate for fiscal year 2010 was impacted by a one-time charge to adjust the federal tax rate applied to the deferred balances from 34% to 35%, offset by wage credits.

For the Successor periods after October 4, 2010, the Company is included in the consolidated tax return of RHI.  For the Predecessor periods, the Company’s consolidated tax return was filed by LRI Holdings.  For all periods presented, the Company’s income tax provision has been prepared as if the Company filed a federal tax return at the LRI Holdings consolidated level.

As of July 29, 2012, the Company did not have material unrecognized tax benefits. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. For the presented periods, no interest or penalties have been recorded in the consolidated financial statements.

During fiscal year 2010, the Internal Revenue Service (“IRS”) examined the Company’s consolidated federal income tax returns for the years ended July 29, 2007 and August 3, 2008.  The Company reached a settlement with the IRS for those periods which did not have a material impact on the consolidated financial statements.

12.	Leases

As of July 29, 2012, the Company leases 211 restaurant facilities as well as office facilities and equipment under non-cancelable lease agreements. These leases have all been classified as operating leases. A majority of the Company’s lease agreements provide for renewal options and contain escalation clauses. Additionally, certain restaurant leases provide for contingent rent payments based upon sales volume in excess of specified minimum levels.

The following is a schedule by year of the future minimum rental payments required under operating leases as of July 29, 2012. The amounts include optional renewal periods when it is probable that the Company will exercise the options.

Year	Total
Fiscal year 2013	$38,705
Fiscal year 2014	39,050
Fiscal year 2015	39,170
Fiscal year 2016	39,126
Fiscal year 2017	39,488
Thereafter	606,078
Total	$801,617

Rent expense included the following:

	Fiscal year 2012 (Successor)	Period from October 4, 2010 to July 31, 2011 (Successor)	Period from August 2, 2010 to October 3, 2010 (Predecessor)	Fiscal year 2010 (Predecessor)
Minimum	$41,819	$31,807	$6,829	$35,632
Contingent	88	81	11	107
Total	$41,907	$31,888	$6,840	$35,739

The Company uses sale and leaseback transactions as a financing mechanism.  The sale and leaseback transactions may include land and building or building only.  The leases generally have initial terms of 20 years and have all been classified as operating leases.  The Company recognizes losses in the period of sale and defers gains to be amortized over the related lease life.

During fiscal year 2012, the Company sold and leased back ten buildings constructed on leased land.  The transactions resulted in deferred gains of $618 and a realized loss of $116.  The Company sold and subsequently leased back one building on leased land in each of the Successor period ended July 31, 2011 and the Predecessor period ended October 3, 2010.  These transactions resulted in a deferred gain of $115 and a realized loss of $33, respectively.  During fiscal year 2010, the Company sold and leased back six buildings constructed on leased land.  The transactions resulted in deferred gains of $658 and a realized loss of $30.

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

Related Party Transactions Relating to Successor Relationships

At the time of the Transactions, seller proceeds of $17,800 were deposited into an escrow account to serve as security for and as a sole source of payment of sellers’ obligations relating to Predecessor periods. Final escrow funds were managed in accordance with the terms of an escrow agreement with final distribution of all remaining escrow amounts paid to the sellers in the second quarter of fiscal year 2012.

In accordance with the terms of the Transactions, the sellers are entitled to any actual refunds of income taxes relating to Predecessor periods which will be paid after filing of the Predecessor income tax returns and receipt of those tax refunds by the Company. The deductibility of stock options and transaction costs resulted in an income tax receivable of $5,250 and an offsetting payable to sellers, included in other current liabilities and accrued expenses, of the same amount at July 29, 2012.  In the first quarter of fiscal year 2013, following the receipt of the income tax refund by the Company, the remaining payable was paid to the sellers and removed from the balance sheet.

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

Advisory agreement

In connection with the Transactions, Logan’s Roadhouse, Inc. entered into an advisory agreement with Kelso (the “Advisory Agreement”) pursuant to which the Company paid Kelso a one-time advisory fee of $7,000 and reimbursed Kelso for out-of-pocket costs and expenses incurred in connection with the Transactions.  In addition, pursuant to the Advisory Agreement, Kelso will provide the Company with financial advisory and management consulting services in return for annual fees of $1,000 to be paid quarterly.  The Company will pay Kelso transaction service fees upon the completion of certain types of transactions that directly or indirectly involve the Company and will indemnify Kelso and certain of Kelso’s officers, directors, partners, employees, agents and control persons for any losses and liabilities arising out of the Advisory Agreement.  For the fiscal year ended July 29, 2012, the Company recognized $1,000 of management advisory fees.  As of July 29, 2012, the Company had prepaid management advisory fees of $154.

Related Party Transactions Relating to Predecessor Relationships

Stockholders’ agreement

On December 6, 2006, the Company entered into a stockholders’ agreement (the “Predecessor Stockholders Agreement”) with all of the Company’s stockholders, which included certain of the Company’s management. The Predecessor Stockholders Agreement placed certain restrictions on the sale or transfer of shares of the Company’s Class A common stock to third parties and required first offer rights to the Company and then to the major stockholders. In addition, subject to certain exceptions, including issuances pursuant to an initial public offering, the Predecessor Stockholders Agreement granted holders of the Company’s Class A common stock preemptive rights with respect to issuances of additional Class A common stock.  The Predecessor Stockholders Agreement was terminated in connection with the Transactions.

Management agreement and acquisition fees

On December 6, 2006, the Company entered into a management and consulting services agreement (the “Management Agreement”), as amended and restated on June 7, 2007, with BRS, Canyon Capital and Black Canyon, owners of LRI Holdings (collectively, the “Service Providers”). The Management Agreement had a 10-year initial term.  The Company could terminate the Management Agreement upon consummation of an approved sale, as defined, or an initial public offering, subject to a buyout fee, as defined in the Management Agreement.  The buyout fee paid on October 4, 2010 to terminate the agreement was $8,031.

Under the terms of the Management Agreement, the Service Providers received an aggregate annual fee equal to 2% of the Company’s fiscal year Adjusted EBITDA (the “Management Fee”) as defined in the Management Agreement, plus reasonable out-of-pocket expenses. The Management Agreement also entitled the Service Providers to transaction fees in an amount equal to 2% of the aggregate value of an occurring transaction, as defined, plus reasonable out-of-pocket fees and expenses.  The Company agreed to indemnify the Service Providers for any losses and liabilities arising out of the Management Agreement.  The Company incurred $172 and $1,501 in Management Fees for the Predecessor period ended October 3, 2010 and fiscal year 2010, respectively.  In connection with the Transactions, a transaction fee of $11,200 was paid and the agreement was terminated.

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

16.	Employee Retirement Plans

Employee savings plan

The Logan’s Roadhouse, Inc. Employee Savings Plan, is a defined contribution plan that complies with Section 401(k) of the Internal Revenue Code of 1986, as amended, (the “IRC”). Employees may voluntarily contribute between 1% and 100% of their annual pay into the plan, subject to IRC limitations. The Company currently matches 25% of employee’s deferral not to exceed a deferral of 6% of the eligible employee’s total cash compensation. The Company’s matching contributions are funded concurrent with each payroll, and the expense of the matching program was as follows:

	Fiscal year 2012	Period from October 4, 2010 to July 31, 2011	Period from August 2, 2010 to October 3, 2010	Fiscal year 2010
	(Successor)	(Successor)	(Predecessor)	(Predecessor)
401k matching contribution	$247	$142	$51	$174

Non-qualified savings plan

The Company established the Logan’s Roadhouse, Inc. Non-Qualified Savings Plan for the benefit of a select group of management. Eligible employees can defer between 1% and 50% of their base compensation and/or between 1% and 100% of performance based compensation, as defined. The Company currently matches 25% of the employee’s deferral not to exceed a deferral of 3% of the eligible employee’s total cash compensation.  In accordance with applicable accounting guidance, the amounts held in the rabbi trust are included in the Company’s consolidated financial statements. The amounts included in other assets and the offsetting liability in other long-term obligations for the plan were $1,923 and $1,574 at July 29, 2012 and July 31, 2011, respectively. The Company’s matching contributions are funded concurrent with each payroll, and the expense of the matching program was as follows:
	Fiscal year 2012	Period from October 4, 2010 to July 31, 2011	Period from August 2, 2010 to October 3, 2010	Fiscal year 2010
	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Non-qualified savings plan matching contribution	$39	$29	$15	$31

17.	Capitalization

Successor

As a result of the Transactions, and the cancellation of all previously outstanding equity, LRI Holdings authorized 100 shares of $0.01 par value per share common stock.  As of July 29, 2012, there is only one share issued and outstanding which is owned by Roadhouse Parent Inc., a wholly owned subsidiary of RHI.  RHI has 5,000,000 shares of $0.01 par value per share common stock authorized.  As of July 29, 2012, 2,285,500 shares were issued and outstanding,  following the departure of two of the Company's officers and subsequent repurchase of their outstanding RHI shares.  The shares are owned by the Kelso Affiliates (98%) and the Management Investors (2%).  RHI has made an indirect capital contribution through its subsidiaries to LRI Holdings in the amount of $230,000.

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

18.	Share-Based Awards and Compensation Plans

Successor plan

On January 18, 2011, RHI adopted the Roadhouse Holding Inc. Stock Incentive Plan (the “2011 Plan”), pursuant to which options to purchase approximately 13%, or 345,000 shares, of the common stock of RHI on a fully diluted basis are available for grant to our officers and key employees. Approximately 95% of the total option pool was awarded on March 1, 2011.  As of July 29, 2012, due to forfeitures and subsequent grants, approximately 14% of the option pool is available for future grants.  Options granted under the 2011 Plan expire on the ten-year anniversary of the grant date.

A portion of the stock options under the 2011 Plan are subject to time-based vesting and a portion are performance-based. Time-based options granted vest ratably on the first four anniversaries of the date of grant.  Compensation expense for these options is recognized over the requisite service period for the award.  Upon a change in control of RHI, all time-based options will fully vest.  Performance-based options do not become exercisable unless and until the Kelso Affiliates, in connection with certain change of control transactions (i) receive proceeds equal to or in excess of 1.75 times their initial investment and (ii) achieve an internal rate of return, or IRR, on their initial investment, compounded annually, of at least 10%. Pursuant to each option grant, provided the conditions described above are satisfied, all or a portion of the options will vest in the same proportion as the proceeds received by the Kelso Affiliates range from 1.75 to 4.25 times their initial investment. The Company recognizes compensation expense for performance-based options when the achievement of the performance goals is deemed to be probable.

Because there is no public market for RHI shares, fair market value is set based on the good faith determination of the board of directors.  The grant date fair values of the options granted have been determined utilizing the Black-Scholes option pricing model.  Since the Company does not have publicly traded equity securities, the expected volatilities are based on historical volatility of comparable public companies.  The expected term of the options granted represents the period of time that the options are expected to be outstanding.  The significant assumptions used in determining the underlying fair value of the options granted in fiscal year 2012, are as follows:

	Time-based options	Performance-based options
Valuation model	Black-Scholes	Black-Scholes
Expected volatility	65.0%	70.0%
Risk-free interest rate	1.6%	0.9%
Dividend yield	0.0%	0.0%
Expected term	6.25 years	5.0 years
Fair value of options granted	$52.90	$38.92

The following table summarizes stock option activity under the 2011 Plan for the Successor period ended July 29, 2012:

	Time-based options		Performance-based options
	Number	Weighted average exercise price	Number	Weighted average exercise price
Options outstanding as of July 31, 2011	109,855	$100.00	219,735	$100.00
Granted	5,266	100.00	10,544	100.00
Exercised	-	-	-	-
Forfeited	(15,716)	100.00	(31,434)	100.00
Options outstanding as of July 29, 2012	99,405	$100.00	198,845	$100.00
As of July 29, 2012
Options vested	23,535		-
Options exercisable	23,535		-

The Company recorded share-based compensation expense of $746 and $821 related to the time-based options in fiscal year 2012 and the Successor period ended July 31, 2011, respectively, within general and administrative expenses.  The Company did not record share-based compensation expense related to the performance options as the likelihood of a change in control is not probable.  The average remaining life for all options outstanding at July 29, 2012 is approximately 8.7 years.  As of July 29, 2012 the share-based compensation expense, unrecognized compensation expense, and weighted average values for the service-based and performance options under the 2011 Plan are as follows:

	Time-based options	Performance-based options
Share-based compensation expense	$746	$-
Unrecognized compensation expense	2,147	n/a
Weighted-average years for unrecognized compensation expense	2.3 years	n/a
Weighted-average grant date fair value per option	$37.36	$24.70

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

All options granted under the 2007 Plan had a grant date fair value of $4.05 per share and no compensation expense had been recognized since the likelihood at all reporting periods of the performance conditions being met was not considered probable.

19.	Condensed Consolidating Financial Information

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

The condensed consolidating financial information of Logan’s Roadhouse, Inc. and the guarantors is presented below:

Condensed Consolidated Balance Sheets

July 29, 2012:	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
ASSETS
Current assets	$-	$52,620	$-	$52,620
Property and equipment, net	-	239,553	-	239,553
Other assets	1,680	135,577	(118,730)	18,527
Investment in subsidiary	330,503	-	(330,503)	-
Goodwill	-	284,078	-	284,078
Tradename	-	71,694	-	71,694
Other intangible assets, net	-	21,354	-	21,354
Total assets	$332,183	$804,876	$(449,233)	$687,826
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities	$-	$76,511	$-	$76,511
Long-term debt	-	355,000	-	355,000
Deferred income taxes	-	32,561	-	32,561
Other long-term obligations	118,730	39,702	(118,730)	39,702
Stockholder’s equity	213,453	301,102	(330,503)	184,052
Total liabilities and stockholder’s equity	$332,183	$804,876	$(449,233)	$687,826

July 31, 2011:	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
ASSETS
Current assets	$5,895	$43,800	$-	$49,695
Property and equipment, net	-	232,940	-	232,940
Other assets	-	136,179	(116,687)	19,492
Investment in subsidiary	379,118	-	(379,118)	-
Goodwill	-	331,788	-	331,788
Tradename	-	71,694	-	71,694
Other intangible assets, net	-	23,215	-	23,215
Total assets	$385,013	$839,616	$(495,805)	$728,824
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities	$-	$70,690	$-	$70,690
Long-term debt	-	355,000	-	355,000
Deferred income taxes	37,746	-	-	37,746
Other long-term obligations	116,687	34,808	(116,687)	34,808
Stockholder’s equity	230,580	379,118	(379,118)	230,580
Total liabilities and stockholder’s equity	$385,013	$839,616	$(495,805)	$728,824

In the above guarantor financial statements, the income tax related balance sheet amounts as of July 31, 2011 have been presented on LRI Holdings, as LRI Holdings is the entity that files the consolidated tax return for the Predecessor period and RHI, the indirect parent of LRI Holdings, is the entity that files the consolidated tax return for the Successor period.  However, the Company presented the income tax related balance sheet amounts as of July 29, 2012 on the Issuer and subsidiary guarantors, as primarily all of the activities resulting in the income tax receivable and deferred tax balances relate to the activities of Logan’s Roadhouse, Inc.

Condensed Consolidated Statements of Operations
Fiscal year 2012 (Successor)	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
Total revenues	$-	$632,173	$-	$632,173
Total costs and expenses	134	644,315	-	644,449
Operating loss	(134)	(12,142)	-	(12,276)
Interest expense, net and other income, net	2,041	37,707	-	39,748
Loss before income taxes	(2,175)	(49,849)	-	(52,024)
Income tax benefit	(230)	(5,266)	-	(5,496)
Net Loss	(1,945)	(44,583)	-	(46,528)
Undeclared preferred dividend	-	-	-	-
Net Loss attributable to common stockholders	$(1,945)	$(44,583)	$-	$(46,528)

Period from October 4, 2010 to July 31, 2011 (Successor)	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
Total revenues	$-	$498,963	$-	$498,963
Total costs and expenses	11,185	453,460	-	464,645
Operating (loss) income	(11,185)	45,503	-	34,318
Interest expense, net and other income, net	1,658	32,150	-	33,808
(Loss) income before income taxes	(12,843)	13,353	-	510
Income tax expense (benefit)	1,763	(1,833)	-	(70)
Net (loss) income	(14,606)	15,186	-	580
Undeclared preferred dividend	-	-	-	-
Net (loss) income attributable to common stockholders	$(14,606)	$15,186	$-	$580

Period from August 2, 2010 to October 3, 2010 (Predecessor)	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
Total revenues	$-	$94,110	$-	$94,110
Total costs and expenses	10,305	89,304	-	99,609
Operating (loss) income	(10,305)	4,806	-	(5,499)
Interest expense, net and other income, net	-	2,965	-	2,965
(Loss) income before income taxes	(10,305)	1,841	-	(8,464)
Income tax (benefit) expense	(10,032)	1,792	-	(8,240)
Net (loss) income	(273)	49	-	(224)
Undeclared preferred dividend	(2,270)	-	-	(2,270)
Net (loss) income attributable to common stockholders	$(2,543)	$49	$-	$(2,494)

Fiscal year 2010 (Predecessor)	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
Total revenues	$-	$557,528	$-	$557,528
Total costs and expenses	595	507,149	-	507,744
Operating (loss) income	(595)	50,379	-	49,784
Interest expense, net and other income, net	-	18,059	-	18,059
(Loss) income before income taxes	(595)	32,320	-	31,725
Income tax (benefit) expense	(220)	11,924	-	11,704
Net (loss) income	(375)	20,396	-	20,021
Undeclared preferred dividend	(12,075)	-	-	(12,075)
Net (loss) income attributable to common stockholders	$(12,450)	$20,396	$-	$7,946

Condensed Consolidated Statements of Cash Flows
Fiscal year 2012 (Successor)	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
Net cash provided by operating activities	$96	$36,392	$-	$36,488
Net cash used in investing activities	(96)	(33,763)	-	(33,859)
Net cash used in financing activities	-	-	-	-
Increase in cash and cash equivalents	-	2,629	-	2,629
Cash and cash equivalents, beginning of period	-	19,103	-	19,103
Cash and cash equivalents, end of period	$-	$21,732	$-	$21,732

Period from October 4, 2010 to July 31, 2011 (Successor)	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
Net cash provided by (used in) operating activities	$101,219	$(84,670)	$-	$16,549
Net cash used in investing activities	(331,219)	(11,619)	-	(342,838)
Net cash provided by financing activities	230,000	115,392	-	345,392
Increase in cash and cash equivalents	-	19,103	-	19,103
Cash and cash equivalents, beginning of period	-	-	-	-
Cash and cash equivalents, end of period	$-	$19,103	$-	$19,103

Period from August 2, 2010 to October 3, 2010 (Predecessor)	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
Net cash provided by operating activities	$-	$2,664	$-	$2,664
Net cash used in investing activities	-	(5,380)	-	(5,380)
Net cash provided by financing activities	-	-	-	-
Decrease in cash and cash equivalents	-	(2,716)	-	(2,716)
Cash and cash equivalents, beginning of period	-	52,211	-	52,211
Cash and cash equivalents, end of period	$-	$49,495	$-	$49,495

Fiscal year 2010 (Predecessor)	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
Net cash provided by operating activities	$-	$56,400	$-	$56,400
Net cash used in investing activities	-	(15,100)	-	(15,100)
Net cash used in financing activities	-	(2,158)	-	(2,158)
Increase in cash and cash equivalents	-	39,142	-	39,142
Cash and cash equivalents, beginning of period	-	13,069	-	13,069
Cash and cash equivalents, end of period	$-	$52,211	$-	$52,211

20.	Supplemental Cash Flow Information

The following table presents supplemental cash flow information:
	Fiscal year 2012 (Successor)	Period from October 4, 2010 to July 31, 2011 (Successor)	Period from August 2, 2010 to October 3, 2010 (Predecessor)	Fiscal year 2010 (Predecessor)
Cash paid for:
Interest, excluding amounts capitalized	$37,979	$19,966	$3,493	$17,191
Income taxes	715	276	22	3,573
Non-cash investing and financing activities:
Property accrued in accounts payable and accrued expenses	4,184	4,019	3,040	2,968
Asset retirement obligation additions	97	37	10	52
Deferred gain on sale and leaseback transactions	616	115	-	628
Interest rate derivative instrument	-	-	-	(70)

21.	Selected Quarterly Financial Data (Unaudited)

Quarterly operating results are not necessarily representative of operations for a full year for various reasons, including the seasonal nature of our business and unpredictable weather conditions which may affect sales volume and food costs.  The following table presents our summarized quarterly results:
		Successor
Fiscal year 2012:		1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Total revenues		$144,280	$157,406	$170,169	$160,318
Operating income		5,296	10,905	17,058	(45,535)
Net (loss) income		(3,284)	555	8,297	(52,096)

	Predecessor	Successor
Fiscal year 2011:	Period from August 2, 2010 to October 3, 2010	Period from October 4, 2010 to October 31, 2010	2nd Quarter	3rd Quarter	4th Quarter
Total revenues	$94,110	$41,980	$145,996	$159,451	$151,536
Operating (loss) income	(5,499)	(6,469)	12,205	16,183	12,399
Net (loss) income	(224)	(6,048)	1,090	3,864	1,674

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of LRI Holdings, Inc.*
3.2	Amended and Restated By-Laws of LRI Holdings, Inc.*
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

10.6†	Form of Stock Option Agreement.*
10.7†	Logan’s Roadhouse, Inc. Non-Qualified Savings Plan.*
10.8†	Logan’s Roadhouse, Inc. Non-Qualified Savings Plan, Rabbi Trust Agreement.*
10.9†	Logan’s Roadhouse, Inc. 2007 Stock Option Plan.*
10.10†	Separation Agreement by and among Logan’s Roadhouse, Inc., Roadhouse Holding, Inc. and Stephen R. Anderson dated March 19, 2012.**
10.11
Amendment No. 1 to Credit Agreement, dated as of September 4, 2012, among Logan’s Roadhouse, Inc., LRI Holdings, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent and the lenders a party thereto.***

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
101
The following financial statements from the Company’s Annual Report on Form 10-K for the fiscal year ended July 29, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.****

____________

†	Denotes management contract or compensatory plan or arrangement.
*	Filed previously by the Company as an exhibit to Registration Statement on Form S-4 (File No. 333-173579) filed on April 18, 2011 and incorporated herein by reference.
**
Filed previously by the Company as an exhibit to its Quarterly Report on Form 10-Q for the quarter ended April 29, 2012 (File No. 333-173579) filed on June 11, 2012 and incorporated herein by reference.

***	Filed previously by the Company as an exhibit to its Current Report on Form 8-K (File No. 333-173579) filed on September 6, 2012.
****	Furnished electronically herewith.