Form 10-Q
period 2012-10-28
LRI HOLDINGS, INC.
filed 2012-12-11
CIK 1383875

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2012
- or -
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

As of December 11, 2012, the registrant has 1 Common Unit, $0.01 par value, outstanding (which is owned by Roadhouse Parent Inc., the registrant’s direct owner), and is not publicly traded.

LRI HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q
QUARTERLY PERIOD ENDED OCTOBER 28, 2012

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

LRI Holdings, Inc.
Condensed Consolidated Balance Sheets

(In thousands, except share data)	October 28, 2012	July 29, 2012
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$3,628	$21,732
Receivables	8,970	8,288
Inventories	12,674	12,349
Prepaid expenses and other current assets	5,781	4,294
Income taxes receivable	-	3,911
Deferred income taxes	2,046	2,046
Total current assets	33,099	52,620
Property and equipment, net	240,144	239,553
Other assets	18,102	18,527
Goodwill	284,078	284,078
Tradename	71,694	71,694
Other intangible assets, net	20,834	21,354
Total assets	$667,951	$687,826
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable	$19,977	$21,193
Payable to RHI	260	50
Income taxes payable	3,838	-
Other current liabilities and accrued expenses	35,818	55,268
Total current liabilities	59,893	76,511
Long-term debt	361,000	355,000
Deferred income taxes	32,561	32,561
Other long-term obligations	40,506	39,702
Total liabilities	493,960	503,774
Commitments and contingencies (Note 4)	-	-
Stockholder’s equity:
Common stock ($0.01 par value; 100 shares authorized; 1 share issued and outstanding)	-	-
Additional paid-in capital	230,000	230,000
Retained deficit	(56,009)	(45,948)
Total stockholder’s equity	173,991	184,052
Total liabilities and stockholder’s equity	$667,951	$687,826

See accompanying notes to the condensed consolidated financial statements.

LRI Holdings, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Thirteen weeks ended
(In thousands)	October 28, 2012	October 30, 2011
Revenues:
Net sales	$150,258	$143,773
Franchise fees and royalties	512	507
Total revenues	150,770	144,280
Costs and expenses:
Restaurant operating costs:
Cost of goods sold	49,940	47,889
Labor and other related expenses	45,706	43,672
Occupancy costs	12,768	11,719
Other restaurant operating expenses	24,661	23,157
Depreciation and amortization	5,312	4,772
Pre-opening expenses	911	1,590
General and administrative	7,321	6,185
Total costs and expenses	146,619	138,984
Operating income	4,151	5,296
Interest expense, net	10,149	9,368
Loss before income taxes	(5,998)	(4,072)
Income tax expense (benefit)	4,063	(788)
Net loss	$(10,061)	$(3,284)

See accompanying notes to the condensed consolidated financial statements.

LRI Holdings, Inc.
Condensed Consolidated Statements of Stockholder’s Equity
(unaudited)
			Additional		Total
	Common		paid-in	Retained	stockholder's
(In thousands, except share data)	Shares	Amount	capital	deficit	equity

Balances at July 31, 2011	1	$-	$230,000	$580	$230,580
Net loss	-	-	-	(3,284)	(3,284)
Balances at October 30, 2011	1	$-	$230,000	$(2,704)	$227,296

Balances at July 29, 2012	1	$-	$230,000	$(45,948)	$184,052
Net loss	-	-	-	(10,061)	(10,061)
Balances at October 28, 2012	1	$-	$230,000	$(56,009)	$173,991

See accompanying notes to the condensed consolidated financial statements.

LRI Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
	Thirteen weeks ended
(In thousands)	October 28, 2012	October 30, 2011
Cash flows from operating activities:
Net loss	$(10,061)	$(3,284)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,312	4,772
Other amortization	521	(188)
Loss on sale/disposal of property and equipment	139	301
Amortization of deferred gain on sale and leaseback transactions	(9)	(1)
Share-based compensation expense	218	250
Deferred income taxes	-	988
Changes in operating assets and liabilities:
Receivables	(682)	(921)
Inventories	(325)	(630)
Prepaid expenses and other current assets	(1,487)	(1,240)
Other non-current assets and intangibles	(258)	(959)
Accounts payable	(1,164)	792
Payable to RHI	(8)	(4)
Income taxes payable/receivable	7,749	(1,967)
Other current liabilities and accrued expenses	(19,450)	(13,147)
Other long-term obligations	1,091	1,089
Net cash used in operating activities	(18,414)	(14,149)
Cash flows from investing activities:
Purchase of property and equipment	(7,551)	(13,493)
Proceeds from sale and leaseback transactions, net of expenses	1,861	-
Net cash used in investing activities	(5,690)	(13,493)
Cash flows from financing activities:
Borrowings on revolving credit facility	6,000	12,100
Net cash provided by financing activities	6,000	12,100
Decrease in cash and cash equivalents	(18,104)	(15,542)
Cash and cash equivalents, beginning of period	21,732	19,103
Cash and cash equivalents, end of period	$3,628	$3,561

See accompanying notes to the condensed consolidated financial statements.

LRI Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share data)
(unaudited)
1.	Basis of Presentation and Recent Accounting Pronouncements

LRI Holdings, Inc. (“LRI Holdings”) and its subsidiaries (collectively the “Company”, “we”, “our” or “us”) are engaged in the operation and development of the Logan’s Roadhouse restaurant chain.  As of October 28, 2012, our restaurants operate in 23 states and are comprised of 225 company-owned restaurants and 26 franchised restaurants.  LRI Holdings operates its business as one operating and one reportable segment.  The Company operates on a 52 or 53-week fiscal year ending on the Sunday nearest to July 31.

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

Interim financial statements

We have prepared these condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature.  Operating results for the thirteen week quarter ended October 28, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending July 28, 2013.  These statements should be read in conjunction with the consolidated financial statements and related notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 29, 2012.  The accounting policies used in preparing these condensed consolidated financial statements are the same as those described in our most recent Form 10-K.

Recent accounting pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued guidance that provides entities with an option to perform a qualitative assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary.  If an entity concludes that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, then quantitative impairment testing is required.  However, if an entity concludes otherwise, quantitative testing is not required.  This guidance is effective for annual and interim impairment tests performed in fiscal years beginning after September 15, 2012 (our fiscal year 2014); however, early adoption is permitted.  The Company does not believe adoption of this guidance will have a material impact on our consolidated financial statements.

During the first quarter of fiscal year 2013, the Company adopted the FASB guidance regarding the presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  No differences exist between the Company’s net income and comprehensive income in the periods presented, and thus a statement of comprehensive income is not presented in this Quarterly Report.

2.	Long-Term Debt

Long-term debt obligations at October 28, 2012 and July 29, 2012, consist of the following:
	October 28, 2012	July 29, 2012
Senior Secured Notes, bearing interest at 10.75%	$355,000	$355,000
Senior Secured Revolving Credit Facility	6,000	-
	361,000	355,000
Less: current maturities	-	-
Long-term debt, less current maturities	$361,000	$355,000

Senior Secured Revolving Credit Facility

In connection with the Transactions, Logan’s Roadhouse Inc., a wholly owned subsidiary of LRI Holdings, entered into the Senior Secured Revolving Credit Facility that provides a $30,000 revolving credit facility with a maturity date of October 4, 2015. The Senior Secured Revolving Credit Facility includes a $12,000 letter of credit sub-facility and a $5,000 swingline sub-facility. As of October 28, 2012, the Company had borrowings of $6,000 drawn on the Senior Secured Revolving Credit Facility, at a weighted average interest rate of 5.59%, and $3,163 of undrawn outstanding letters of credit resulting in available credit of $20,837.

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

On or after October 15, 2013, Logan’s Roadhouse, Inc. may redeem all or part of the Senior Secured Notes at redemption prices (expressed as a percentage of principal amount) ranging from 108.1% to 100.0%, plus accrued and unpaid interest. Prior to October 15, 2013, Logan’s Roadhouse, Inc. may on one or more occasions redeem up to 35% of the original principal amount of the Senior Secured Notes using the proceeds of certain equity offerings at a redemption price of 110.8%, plus any accrued and unpaid interest. At any time during the 12-month periods commencing on October 15, in each of 2010, 2011 and 2012, Logan’s Roadhouse, Inc. may redeem up to 10% of the original principal amount at a redemption price equal to 103.0%, plus any accrued and unpaid interest. As of October 28, 2012, no portion of the Senior Secured Notes has been redeemed.

The Senior Secured Revolving Credit Facility and the Indenture that governs the Senior Secured Notes contain significant financial and operating covenants.  The financial covenants include a maximum consolidated leverage ratio, a minimum consolidated interest coverage ratio and a maximum capital expenditure limit and are specific to the Senior Secured Revolving Credit Facility.  The non-financial covenants include prohibitions on the Company and the Company’s guarantor subsidiaries’ ability to incur certain additional indebtedness or to pay dividends.  Additionally, the Indenture subjects the Company to the reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as a non−accelerated filer, even if the Company is not specifically required to comply with such sections of the Exchange Act. Failure to comply with these covenants constitutes a default and may lead to the acceleration of the principal amount and accrued but unpaid interest on the Senior Secured Notes.  During the first quarter of fiscal year 2013, the Company amended the Senior Secured Revolving Credit Facility, which adjusted future covenant requirements.  For each fiscal year 2013, 2014, 2015 and 2016, the amendment increased the Company’s maximum consolidated leverage ratio, decreased its minimum consolidated interest coverage ratio and reduced its maximum capital expenditure limits.  As of October 28, 2012, the Company was in compliance with all required covenants.

Debt issuance costs

The Company incurred $19,207 of debt issuance costs in connection with obtaining the financings described above.  These costs were capitalized and will be amortized to interest expense over the lives of the respective debt instruments.

3.	Fair Value Measurements

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

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of October 28, 2012 and July 29, 2012:

	Level	October 28, 2012	July 29, 2012
Deferred compensation plan assets(1)	1	$2,069	$1,923
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

The carrying value of the Senior Secured Notes as of October 28, 2012 and July 29, 2012 was $355,000.  The fair value of the Senior Secured Notes as of October 28, 2012 and July 29, 2012 was $330,150 and $344,350, respectively.  The fair value of the Company’s publicly traded debt is based on quoted market prices.  The estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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

4.	Commitments and Contingencies

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

5.	Share-Based Awards and Compensation Plans

Successor plan

On January 18, 2011, RHI adopted the Roadhouse Holding Inc. Stock Incentive Plan (the “2011 Plan”), pursuant to which options to purchase approximately 13%, or 345,000 shares, of the common stock of RHI on a fully diluted basis are available for grant to our officers and key employees.  Approximately 95% of the total option pool was awarded on March 1, 2011.  As of October 28, 2012, due to forfeitures and subsequent grants, approximately 6% of the option pool is available for future grants.  Options granted under the 2011 Plan expire on the ten-year anniversary of the grant date.

A portion of the stock options under the 2011 Plan are subject to time-based vesting and a portion are performance-based. Time-based options granted on March 1, 2011 vest ratably on each of October 4, 2011, 2012, 2013 and 2014. All other grants of time-based options vest ratably on the first four anniversaries of the date of grant.  Compensation expense for these options is recognized over the requisite service period for the award.  Upon a change in control of RHI, all time-based options will fully vest.  Performance-based stock options do not become exercisable unless and until the Kelso Affiliates, in connection with certain change in control transactions (i) receive proceeds equal to or in excess of 1.75 times their initial investment and (ii) achieve an internal rate of return, or IRR, on their initial investment, compounded annually, of at least 10%.  The Company recognizes compensation expense for performance-based stock options when the achievement of the performance goals is deemed to be probable.

The following table summarizes stock option activity under the 2011 Plan for the thirteen weeks ended October 28, 2012:

	Time-based options		Performance-based options
	Number	Weighted average exercise price	Number	Weighted average exercise price
Options outstanding as of July 29, 2012	99,405	$100.00	198,845	$100.00
Granted	10,350	100.00	20,700	100.00
Exercised	-	-	-	-
Forfeited	(1,763)	100.00	(3,527)	100.00
Options outstanding as of October 28, 2012	107,992	$100.00	216,018	$100.00
As of October 28, 2012
Options vested	46,188		-
Options exercisable	46,188		-

6.	Condensed Consolidating Financial Information

The Senior Secured Notes (described in Note 2) were issued by Logan’s Roadhouse, Inc. and guaranteed on a senior basis by its parent company, LRI Holdings, and each of its subsidiaries.  The guarantees are full and unconditional and joint and several.  The Company is providing condensed consolidating financial statements pursuant to SEC Regulation S-X Rule 3-10 “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.”

The condensed consolidating financial information of Logan’s Roadhouse, Inc. and the guarantors is presented below:

Condensed Consolidated Balance Sheets

October 28, 2012:	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
ASSETS
Current assets	$-	$33,099	$-	$33,099
Property and equipment, net	-	240,144	-	240,144
Other assets	1,680	135,826	(119,404)	18,102
Investment in subsidiary	330,258	-	(330,258)	-
Goodwill	-	284,078	-	284,078
Tradename	-	71,694	-	71,694
Other intangible assets, net	-	20,834	-	20,834
Total assets	$331,938	$785,675	$(449,662)	$667,951
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities	$-	$59,893	$-	$59,893
Long-term debt	-	361,000	-	361,000
Deferred income taxes	-	32,561	-	32,561
Other long-term obligations	119,404	40,506	(119,404)	40,506
Stockholder’s equity	212,534	291,715	(330,258)	173,991
Total liabilities and stockholder’s equity	$331,938	$785,675	$(449,662)	$667,951

July 29, 2012:	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
ASSETS
Current assets	$-	$52,620	$-	$52,620
Property and equipment, net	-	239,553	-	239,553
Other assets	1,680	135,577	(118,730)	18,527
Investment in subsidiary	330,503	-	(330,503)	-
Goodwill	-	284,078	-	284,078
Tradename	-	71,694	-	71,694
Other intangible assets, net	-	21,354	-	21,354
Total assets	$332,183	$804,876	$(449,233)	$687,826
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities	$-	$76,511	$-	$76,511
Long-term debt	-	355,000	-	355,000
Deferred income taxes	-	32,561	-	32,561
Other long-term obligations	118,730	39,702	(118,730)	39,702
Stockholder’s equity	213,453	301,102	(330,503)	184,052
Total liabilities and stockholder’s equity	$332,183	$804,876	$(449,233)	$687,826

Condensed Consolidated Statements of Operations

Thirteen weeks ended October 28, 2012	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
Total revenues	$-	$150,770	$-	$150,770
Total costs and expenses	31	146,588	-	146,619
Operating (loss) income	(31)	4,182	-	4,151
Interest expense, net	517	9,632	-	10,149
Loss before income taxes	(548)	(5,450)	-	(5,998)
Income tax expense	371	3,692	-	4,063
Net loss	(919)	(9,142)	-	(10,061)

Thirteen weeks ended October 30, 2011	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
Total revenues	$-	$144,280	$-	$144,280
Total costs and expenses	24	138,960	-	138,984
Operating (loss) income	(24)	5,320	-	5,296
Interest expense, net	506	8,862	-	9,368
Loss before income taxes	(530)	(3,542)	-	(4,072)
Income tax benefit	(103)	(685)	-	(788)
Net loss	(427)	(2,857)	-	(3,284)

Condensed Consolidated Statements of Cash Flows

Thirteen weeks ended October 28, 2012	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
Net cash used in operating activities	$(402)	$(18,012)	$-	$(18,414)
Net cash provided by (used in) investing activities	402	(6,092)	-	(5,690)
Net cash provided by financing activities	-	6,000	-	6,000
Decrease in cash and cash equivalents	-	(18,104)	-	(18,104)
Cash and cash equivalents, beginning of period	-	21,732	-	21,732
Cash and cash equivalents, end of period	$-	$3,628	$-	$3,628

Thirteen weeks ended October 30, 2011	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
Net cash provided by (used in) operating activities	$79	$(14,228)	$-	$(14,149)
Net cash (used in) provided by investing activities	(79)	(13,414)	-	(13,493)
Net cash provided by financing activities	-	12,100	-	12,100
Increase in cash and cash equivalents	-	(15,542)	-	(15,542)
Cash and cash equivalents, beginning of period	-	19,103	-	19,103
Cash and cash equivalents, end of period	$-	$3,561	$-	$3,561

7.	Supplemental Cash Flow Information

The following table presents supplemental cash flow information:

	October 28, 2012	October 30, 2011
Cash paid for:
Interest, excluding amounts capitalized	$19,047	$18,938
Income taxes	12	214

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

This discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes in Item 1 of this Quarterly Report.  The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in these forward-looking statements.  See “Cautionary Statement Regarding Forward-Looking Statements” below for factors that could cause or contribute to these differences.  The inclusion of supplementary analytical and related information herein may require us to make estimates and assumptions in connection with our analysis of trends and expectations with respect to our results of operations and financial position taken as a whole.

General

Logan’s Roadhouse is a family-friendly, casual dining restaurant chain that revisits the classic roadhouse from days past and brings it to life in a modern way through our craveable food, abundance and affordability, welcoming hospitality and upbeat atmosphere.  Our restaurants have a relaxed, come-as-you-are environment where we encourage our customers to enjoy “bottomless buckets” of roasted in-shell peanuts and to toss the shells on the floor.  Our entrée portions are generous and generally include a choice of two side items, all at affordable prices.  We are committed to serving a variety of fresh food from specially seasoned aged steaks to farm-fresh salads to our made-from-scratch yeast rolls.  We believe the freshness and distinctive flavor profiles of our signature dishes, coupled with the variety of our menu, differentiates us from our competitors.  Our restaurants, which are open for lunch and dinner seven days a week, serve a broad and diverse customer base.   We opened our first restaurant in Lexington, Kentucky in 1991 and as of October 28, 2012 have grown to a total of 225 company-owned restaurants and 26 franchised restaurants located across 23 states.

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

Growing our restaurant base.  We believe differentiated, moderately priced roadhouse concepts have broad customer appeal and remain underpenetrated relative to the bar and grill and steakhouse segments within casual dining.  We intend to focus on disciplined growth of our brand by strategically opening additional company-owned restaurants in existing and adjacent states to gain operational efficiencies and strengthen our brand presence.  We plan to open 13 company-owned restaurants in fiscal year 2013, of which five have been opened as of October 28, 2012.  The lower growth rate in fiscal year 2013 reflects our commitment to fund our planned capital expenditures through net cash provided from operations and operating lease financing.

Growing sales in existing restaurants. Growth in restaurant sales can be driven by increased customer traffic as well as an increase in average check which can be driven by menu price increases and changes in menu mix.  In the thirteen weeks ended October 28, 2012, our comparable restaurant sales decreased 2.3% driven by a customer traffic decline of 4.5% and an increase in our average check of 2.4%.  We believe our customer traffic softness is driven by our value-oriented customer base that remains impacted by high levels of unemployment and lower discretionary income as well as a highly competitive restaurant environment with increased advertising, discounting and promotional activity.  In the early years of the recession, our value message proved to be highly relevant and we outperformed our competitors by emphasizing value and the variety of our menu offerings.  Over time, our competitors have increased their promotional activity and discount offerings which has impacted our competitive value position.

In order to address the challenging economic and competitive environment and drive traffic into our restaurants, we are focused on two key areas:  first, improving the restaurant experience with a focus on great steaks and service to ensure we consistently execute at the level required to build customer loyalty; and second, improving the differentiation and effectiveness of our advertising.  We improved our operational oversight by adding an incremental level of field supervision.  We expect the improved oversight and accountability to result in more consistent execution of our food and service standards.  We have undertaken guest and market research to gain feedback and insight to help inform our business decisions, and we have recently hired a Chief Marketing Officer to lead our marketing and culinary teams.  We expect to continue to promote a value message which we believe is important to our customers in the current economic environment, but we will also emphasize the quality of our food and the differentiation of our brand.

Growing margins.  In addition to traffic declines and loss of sales leverage, our restaurant operating margins have been negatively impacted by commodity inflation, especially beef, which accounts for 32% of our cost of goods sold.  We expect continued commodity inflation throughout fiscal year 2013, which will continue to pressure our restaurant operating margins.  As a result, we will remain focused on disciplined cost management and look for opportunities to save costs in areas that are not adding value to the customer experience.

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

Presentation of Results

Our fiscal year ends on the Sunday closest to July 31.  All references to “Q1 2013”and “Q1 2012” relate to the thirteen week periods ended October 28, 2012 and October 30, 2011, respectively.

Results of Operations

Thirteen weeks ended October 28, 2012 (Q1 2013)
•
We opened five new restaurants (two ground leases and three ground and building leases) with a gross capital investment of $10.3 million and pre-opening costs (excluding rent) of $1.1 million.  Proceeds of $1.9 million from the sale and leaseback of one of the building leases were received in the quarter to offset gross capital expenditures; while proceeds of $3.2 million related to the other two building leases were not received in the quarter but will be reimbursed upon completion of planned sale and leaseback transactions.

•	Comparable restaurant sales for Q1 2013 decreased 2.3%, our average check increased by 2.4% and customer traffic decreased by 4.5% for company-owned restaurants.
•	Net loss increased $6.8 million from Q1 2012 to $10.1 million in Q1 2013.
•	Adjusted EBITDA decreased 9.3% from Q1 2012, or $1.2 million, to $12.1 million in Q1 2013.
•
Cash and cash equivalents declined by $18.1 million from July 29, 2012.  Primary drivers of the change in cash flow include interest payments of $19.0 million and net capital expenditures of $5.7 million, which were funded by cash on hand and cash flows from operations.  As of October 28, 2012, we had spent $7.4 million in capital expenditures that will be reimbursed upon completion of planned sale and leaseback transactions.

The following tables and discussion summarize key components of our operating results expressed as a dollar amount and as a percentage of total revenues or net sales.

	Thirteen weeks ended
(In thousands)	October 28, 2012		October 30, 2011
Statement of operations data:
Revenues:
Net sales	$150,258	99.7%	$143,773	99.6%
Franchise fees and royalties	512	0.3	507	0.4
Total revenues	150,770	100.0	144,280	100.0
Costs and expenses:
(As a percentage of net sales)
Restaurant operating costs:
Cost of goods sold	49,940	33.2	47,889	33.3
Labor and other related expenses	45,706	30.4	43,672	30.4
Occupancy costs	12,768	8.5	11,719	8.2
Other restaurant operating expenses	24,661	16.4	23,157	16.1
(As a percentage of total revenues)
Depreciation and amortization	5,312	3.5	4,772	3.3
Pre-opening expenses	911	0.6	1,590	1.1
General and administrative	7,321	4.9	6,185	4.3
Total costs and expenses	146,619	97.2	138,984	96.3
Operating income	4,151	2.8	5,296	3.7
Interest expense, net	10,149	6.7	9,368	6.5
Loss before income taxes	(5,998)	(4.0)	(4,072)	(2.8)
Income tax expense (benefit)	4,063	2.7	(788)	(0.5)
Net loss	$(10,061)	-6.7%	$(3,284)	-2.3%

Restaurant Unit Activity
	Company	Franchise	Total
Restaurants at July 29, 2012	220	26	246
Openings	5	-	5
Closures	-	-	-
Restaurants at October 28, 2012	225	26	251

Q1 2013 Compared to Q1 2012

TOTAL REVENUES

Net sales consist of food and beverage sales of company-owned restaurants and other miscellaneous income.  Net sales increased by $6.5 million, or 4.5%, to $150.3 million in Q1 2013 compared to Q1 2012.  This increase is primarily due to the opening of new restaurants and was partially offset by a 2.3% decline in comparable restaurant sales.

The following table summarizes the period over period changes and key net sales drivers at company-owned restaurants for the periods presented:

	Thirteen weeks ended
	October 28, 2012	October 30, 2011
Company-owned restaurants:
Increase in restaurant operating weeks	8.8%	8.7%
Decrease in average unit volume	-4.3%	-2.7%
Total increase in restaurant sales	4.5%	6.0%

Comparable restaurants	196	184
Change in comparable restaurant sales	-2.3%	-1.7%
Restaurant operating weeks	2,903	2,668
Average check	$13.54	$13.20

The increase in restaurant operating weeks for the periods presented above was due to the opening of new restaurants.  The decreases in average unit volume were primarily driven by customer traffic declines in both our comparable restaurant base and our newer restaurants.  For our comparable restaurants, the decrease in customer traffic was 4.5% which was offset by a 2.4% increase in average check for Q1 2013.  The increase in average check was driven by menu pricing increases of 2.9% for Q1 2013, improved liquor, beer and wine sales and an unfavorable shift in product mix to lower priced menu items.

Franchise fees and royalties, for our two franchisees that operate 26 restaurants, remained relatively consistent for the periods presented.

TOTAL COSTS AND EXPENSES

Total costs and expenses increased $7.6 million, or 5.5%, to $146.6 million in Q1 2013 compared to Q1 2012.  As a percent of total revenues, total costs and expenses in Q1 2013 were 97.2%, which increased from 96.3% in Q1 2012.  The primary drivers of the fluctuations in total costs and expenses are as follows:

Cost of goods sold

Cost of goods sold consists of food and beverage costs, along with related purchasing and distribution costs.  Costs of goods sold, as a percentage of net sales, decreased to 33.2% in Q1 2013 from 33.3% in Q1 2012.  The decrease in Q1 2013 compared to Q1 2012 was primarily due to menu pricing, partially offset by commodity inflation of 2.1% in Q1 2013.

Labor and other related expenses

Labor and other related expenses consists of all restaurant management and hourly labor costs, including salaries, wages, benefits, bonuses and other indirect labor costs.  Labor and other related expenses, as a percentage of net sales, remained consistent at 30.4% for both Q1 2013 and Q1 2012.

Occupancy costs

Occupancy costs include rent, common area maintenance, property taxes, licenses and other related fees.  Occupancy costs, as a percentage of net sales, increased to 8.5% in Q1 2013 from 8.2% in Q1 2012.  Occupancy costs fluctuate based upon the timing and number of new restaurant openings and our mix of owned sites, land leases and land and building leases.  Due to the fixed nature of these costs, they are also impacted by lost sales leverage.

Other restaurant operating expenses

Other restaurant operating expenses include all restaurant-level operating costs, the major components of which are operating supplies, utilities, repairs and maintenance, advertising, general liability and credit card fees.  Other restaurant operating expenses, as a percentage of net sales, increased to 16.4% in Q1 2013 from 16.1% in Q1 2012.  The increase in Q1 2013 compared to Q1 2012 resulted from increased advertising costs, partially offset by a full quarter impact of regulation reducing the debit card fees charged to retailers, a decrease in loss on disposal of assets due to the bar refreshes in the prior year period and a decrease in general liability insurance.

Depreciation and amortization

Depreciation and amortization includes the depreciation of fixed assets and capitalized leasehold improvements and the amortization of intangible assets.  Depreciation and amortization, as a percentage of total revenues, increased to 3.5% in Q1 2013 from 3.3% in Q1 2012.  The increases were primarily due to the additional depreciation from new restaurant openings, bar refreshes in the prior year and lost leverage from declining sales.

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

General and administrative

General and administrative expenses are comprised of expenses associated with corporate and administrative functions that support restaurant operations and development.  General and administrative expenses, as a percentage of total revenues, increased to 4.9% in Q1 2013 from 4.3% in Q1 2012.  The increase in general and administrative expenses as a percentage of total revenues was primarily due to increased salary and bonus expense related to a level of operational oversight added in the third quarter of fiscal year 2012 and additional valuation and audit fees for testing performed in the first quarter of fiscal year 2013 related to the goodwill impairment recorded in the fourth quarter of fiscal year 2012.

INTEREST EXPENSE, NET

Interest expense, net consists primarily of interest expense related to our debt, net of interest income, see the “Liquidity and Capital Resources” section for further detail.  Interest expense, net increased to $10.1 million in Q1 2013 from $9.4 million in Q1 2012 as a result of an adjustment to debt amortization costs which decreased interest expense in the first quarter of fiscal year 2012.

INCOME TAX EXPENSE

Our effective tax rate (“ETR”) was (67.7)% in Q1 2013 and 19.4% in Q1 2012.  The ETR for Q1 2013 includes the magnified effect of wage based credits on low pre-tax income.  The ETR for Q1 2012 was impacted favorably by federal income tax credits related to the retention component of the Hiring Incentives to Restore Employment (HIRE) Act and the initial impacts of our rollout of the Work Opportunity Tax Credit (WOTC) program.

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

We also present Adjusted EBITDA because it is based on “Consolidated EBITDA,” a defined measure which is used in calculating financial ratios in material debt covenants and other calculations in the Indenture and the Credit Agreement. We believe that presenting Adjusted EBITDA is appropriate to provide additional information to investors about how the covenants in the agreements governing our debt facilities operate. The Credit Agreement and the Indenture may permit us to exclude other non-cash charges and specified non-recurring expenses in calculating Consolidated EBITDA in future periods, which are not reflected in the Adjusted EBITDA data presented in this Quarterly Report.

The following table sets forth a reconciliation of net loss, the most directly comparable GAAP financial measure, to EBITDA, Adjusted EBITDA and Adjusted EBITDAR.

	Thirteen weeks ended
(In thousands)	October 28, 2012	October 30, 2011
Net loss	$(10,061)	$(3,284)
Interest expense, net	10,149	9,368
Income tax expense (benefit)	4,063	(788)
Depreciation and amortization	5,312	4,772
EBITDA	9,463	10,068
Adjustments
Sponsor management fees(a)	250	250
Non-cash asset write-offs:
Loss on disposal of property and equipment(b)	138	295
Restructuring costs(c)	167	-
Pre-opening expenses (excluding rent)(d)	755	1,298
Losses on sales of property(e)	1	6
Non-cash rent adjustment(f)	965	1,120
Costs related to the Transactions(g)	20	(3)
Non-cash stock-based compensation(h)	218	250
Other adjustments(i)	84	13
Adjusted EBITDA	12,061	13,297
Cash rent expense(j)	9,715	8,831
Adjusted EBITDAR	$21,776	$22,128

(a)	Sponsor management fees consist of fees paid to the Kelso Affiliates under an advisory agreement.
(b)	Loss on disposal of property and equipment consists of the loss on disposal or retirement of assets that are not fully depreciated.
(c)	Restructuring costs include severance and other related charges.
(d)	Pre-opening expenses (excluding rent) include expenses directly associated with the opening of a new restaurant.
(e)	We recognize losses in connection with the sale and leaseback of restaurants when the fair value of the property being sold is less than the undepreciated cost of the property.
(f)
Non-cash rent adjustments represent the non-cash rent expense calculated as the difference between GAAP rent expense and amounts payable in cash under the leases during such time period. In measuring our operational performance, we focus on our cash rent payments.

(g)	Costs related to the Transactions include legal, professional, and other fees incurred as a result of the Transactions.
(h)	Non-cash stock-based compensation represents compensation expense recognized for time-based stock options issued by RHI.
(i)
Other adjustments include ongoing expenses of closed restaurants, as well as non-recurring professional fees, inventory write-offs, employee termination buyouts and incidental charges related to restaurant closings.

(j)	Cash rent expense represents actual cash payments required under our leases.

Our Q1 2013 Adjusted EBITDA was $12.1 million, a decrease of 9.3%, compared to Adjusted EBITDA of $13.3 million in Q1 2012.  The decrease in Adjusted EBITDA for Q1 2013 compared to Q1 2012 was primarily driven by a decline in comparable restaurant sales, increased commodity inflation and advertising costs, offset by contributions from our new restaurant openings.

Liquidity and Capital Resources

Summary

Our primary requirements for liquidity and capital are new restaurant development and debt service requirements.  Historically, our primary sources of liquidity and capital resources have been net cash provided from operating activities and operating lease financing.  Based on our current restaurant development plans, we anticipate that our cash position, our expected cash flows from operations and availability under the Senior Secured Revolving Credit Facility will be sufficient to finance our planned capital expenditures, operating activities and debt service requirements. However, our ability to fund future operating expenses and capital expenditures and our ability to make scheduled payments of interest on, to pay principal of or to refinance our indebtedness and to satisfy any other of our present or future debt obligations will depend on our future operating performance which will be affected by general economic, financial and other factors beyond our control.  As of October 28, 2012, we had $3.6 million in cash and cash equivalents.

Consistent with many other restaurant and retail chain store operations, we utilize operating lease arrangements and sale and leaseback arrangements and believe that these financing methods provide a useful source of capital in a financially efficient manner.

As part of the Transactions, we entered into the Senior Secured Revolving Credit Facility, which provides for up to $30.0 million of borrowings. The Senior Secured Revolving Credit Facility is available to fund working capital and for general corporate purposes. As of October 28, 2012, we had $6.0 million of borrowings drawn on the Senior Secured Revolving Credit Facility and $3.2 million of outstanding letters of credit resulting in available credit of $20.8 million.  The $6.0 million borrowed under our Senior Secured Revolving Credit Facility at October 28, 2012, occurred following our semi-annual interest payment on October 15, 2012, combined with the timing of capital expenditures and related sale and leaseback reimbursements associated with new restaurant openings. We do not anticipate the borrowings on our Senior Secured Revolving Credit Facility to be long-term and expect the annual cash flow from operations to cover capital expenditures and debt service requirements in the remainder of fiscal year 2013.

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

The Senior Secured Revolving Credit Facility and the Indenture that governs the Senior Secured Notes contain financial and operating covenants.  The financial covenants include a maximum consolidated leverage ratio calculated as total debt outstanding divided by Adjusted EBITDA; a minimum consolidated interest coverage ratio calculated as Adjusted EBITDAR divided by the sum of interest expense and cash rent; and a maximum capital expenditure limit.  The non-financial covenants include prohibitions on our ability to incur certain additional indebtedness or to pay dividends.  Additionally, we are subject to the reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, as a non-accelerated filer, even if we are not specifically required to comply with such sections otherwise.  Failure to comply with these covenants constitutes a default and may lead to the acceleration of the principal amount and accrued and unpaid interest on the Senior Secured Notes.  In the first quarter of fiscal year 2013, the Company amended its Senior Secured Revolving Credit Facility which adjusted future covenants.  For each fiscal year 2013, 2014, 2015 and 2016, the amendment increased the Company’s maximum consolidated leverage ratio, decreased its minimum consolidated interest coverage ratio and reduced its maximum capital expenditure limits as compared to the original covenants.  We ended the first quarter of fiscal year 2013 with a leverage ratio of 4.83 times Adjusted EBITDA, compared to our maximum allowable leverage ratio of 6.00 times and an interest coverage ratio of 1.42.  As of October 28, 2012, we were in compliance with all material covenants and expect to remain in compliance throughout fiscal year 2013.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities:

	Thirteen weeks ended
(In thousands)	October 28, 2012	October 30, 2011
Total cash (used in) provided by:
Operating activities	$(18,414)	$(14,149)
Investing activities	(5,690)	(13,493)
Financing activities	6,000	12,100
Decrease in cash and cash equivalents	$(18,104)	$(15,542)

Operating activities

Cash used in operating activities in Q1 2013 and Q1 2012 was impacted by $19.0 million and $18.9 million, respectively, of cash paid for interest, offset by cash flows generated from operations.

We had negative working capital of $26.8 million and $19.8 million at October 28, 2012 and October 30, 2011, respectively.  Like many other restaurant companies, we are able, and expect to operate with negative working capital.  Restaurant operations do not require significant inventories and substantially all sales are for cash or paid by third-party credit cards.

Investing activities

Cash used in investing activities primarily represents capital expenditures for new restaurant growth.  Capital expenditures decreased to $5.7 million in Q1 2013 from $13.5 million in Q1 2012.  The decrease was due to the number of new restaurant openings, timing of new restaurants under construction and the mix of ground versus ground and building leases.  In Q1 2013, capital expenditures were offset by proceeds from sale and leaseback transactions of $1.9 million.

Financing activities

Cash provided by financing activities includes draws on the Senior Secured Revolving Credit Facility in Q1 2013 and Q1 2012 of $6.0 million and $12.1 million, respectively.

Off Balance Sheet Arrangements

Other than operating leases, we do not have any off-balance sheet arrangements.

Seasonality

Our business is subject to minor seasonal fluctuations.  Historically, sales are typically lowest in the fall.  Holidays and severe weather and similar conditions may impact sales volumes seasonally in some operating regions.  Because of these factors, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

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

Our staff members are subject to various minimum wage requirements.  There have been and may be additional minimum wage increases in excess of the federal minimum wage implemented in various jurisdictions in which we operate or seek to operate.  Minimum wage increases may have a material adverse effect on our labor costs. Certain operating costs, such as taxes, insurance and other outside services continue to increase and may also be subject to other cost and supply fluctuations outside of our control.  While we have been able to partially offset inflation and other changes in the costs of key operating resources by gradually increasing prices for our menu items, coupled with more efficient purchasing practices, productivity improvements and greater economies of scale, there can be no assurance that we will be able to continue to do so in the future.  From time to time, competitive conditions could limit our menu pricing ability.  In addition, macroeconomic conditions could make additional menu price increases imprudent.  There can be no assurance that all future cost increases can be offset by increased menu prices or that increased menu prices will be fully absorbed by our restaurant customers without any resulting changes in their visit frequencies or purchasing patterns.  There can be no assurance that we will be able to generate increases in comparable restaurant sales in amounts sufficient to offset inflationary or other cost pressures.

Critical Accounting Policies

We prepare our unaudited condensed consolidated financial statements in conformity with GAAP.  The preparation of these financial statements requires us to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenues, expenses and the related disclosures.  We base our assumptions, estimates and judgments on historical experience, current trends, and other factors that management believes to be relevant at the time our unaudited condensed consolidated financial statements are prepared.  However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.  Our critical accounting policies have not changed materially from those previously reported in our Annual Report on Form 10-K for the fiscal year ended July 29, 2012.

Recent Accounting Pronouncements

Information regarding new accounting pronouncements is included within Note 1 to our unaudited condensed consolidated financial statements in Part 1, Item 1 of this report.

Cautionary Statement Regarding Forward-Looking Statements

This report contains forward−looking statements based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will” and variations of these words or similar expressions are intended to identify forward−looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward−looking statements. Such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward−looking statements as a result of various factors. The section entitled “Risk Factors” in our Annual Report on Form 10−K for the fiscal year ended July 29, 2012, filed with the SEC, discusses some of the important risk factors that may affect our business, results of operations, or financial condition.  These risks and uncertainties include, but are not limited to:
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

Four food categories (beef, produce, seafood and chicken) account for the largest share of our cost of goods sold (at 32%, 10%, 9% and 8%, respectively in the thirteen week period ended October 28, 2012).  Other categories affected by commodity price fluctuations, such as pork, cheese and dairy, may each account for 4-6%, individually, of our purchases.  With respect to our commodity outlook for fiscal year 2013, we have fixed price contracts on approximately 50% of our commodity needs, and we are contracted for nearly 50% of our beef requirements.  We expect commodity inflation for fiscal year 2013 to be in the range of 3 to 5%.  We will continue to monitor the commodity markets and may enter into additional fixed price contracts depending on market conditions.

We recognize that commodity pricing may be extremely volatile and can change unpredictably and over short periods.  Changes in commodity prices will generally affect us and our competitors similarly, depending upon the terms and duration of supply contracts.  In many cases, or over the longer term, we believe we will be able to pass through some or all of the increased commodity costs by adjusting menu pricing.  However, competitive circumstances or judgments about consumer acceptance of price increases, may limit price flexibility and, in those circumstances, increases in commodity prices may have an adverse affect on restaurant operating margins.

We are subject to additional risk due to our reliance on single suppliers for many of our commodity purchases, including beef.  However, our menu items are based on generally available products, and if any existing suppliers fail, or are unable, to deliver in quantities we require, we believe that there are sufficient alternative suppliers in the marketplace so that our sources of supply can be replaced as necessary.  Furthermore, we believe the supply could be replaced by alternative suppliers, we may encounter temporary supply shortages or incur higher supply costs which could have an adverse affect on our results of operations.

Our restaurants are also impacted by changes in fuel prices.  Our third party distributor charges us for the diesel fuel used to deliver inventory to our restaurants.  During the fourth quarter of fiscal year 2012, we entered into a forward contract to procure certain amounts of diesel fuel from our third party distributor at set prices in order to mitigate our exposure to unpredictable fuel prices.  The effect of the fuel derivative instrument was immaterial to our consolidated financial statements for the thirteen week period ended October 28, 2012, and this contract terminates on July 31, 2013.

Interest rate risk

We are subject to interest rate risk in connection with borrowings under the Senior Secured Revolving Credit Facility, which bears interest at variable rates.  As of October 28, 2012, we have drawn $6.0 million on our Senior Secured Revolving Credit Facility.  Accordingly, we will be exposed to interest rate fluctuations on the balance outstanding until repayment.  Based on the expected timing of repayment, management does not expect the interest rate risk incurred to be significant.  There is no interest rate risk associated with our Senior Secured Notes, as the interest rate is fixed at 10.75% per annum.

ITEM 4—CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of October 28, 2012.

Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

Information regarding legal proceedings is included within Note 4 to our unaudited condensed consolidated financial statements included within Part I, Item 1 of this report.

ITEM 1A—RISK FACTORS

There have been no material changes in the risk factors set forth in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended July 29, 2012.

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
101
The following unaudited financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 28, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholder’s Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.***

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

Date: December 11, 2012	LRI Holdings, Inc.

	By:	/s/ Amy L. Bertauski
Amy L. Bertauski
Chief Financial Officer and Treasurer
(Duly Authorized Officer)
Date: December 11, 2012

	By:	/s/ Nicole A. Williams
Nicole A. Williams
Vice President - Controller
(Principal Accounting Officer)