Form 10-Q
period 2013-01-27
LRI HOLDINGS, INC.
filed 2013-03-12
CIK 1383875

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 27, 2013
- or -
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

As of March 12, 2013, the registrant has 1 Common Unit, $0.01 par value, outstanding (which is owned by Roadhouse Parent Inc., the registrant’s direct owner), and is not publicly traded.

LRI HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q
QUARTERLY PERIOD ENDED JANUARY 27, 2013

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

LRI Holdings, Inc.
Condensed Consolidated Balance Sheets

(In thousands, except share data)	January 27, 2013	July 29, 2012
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$14,141	$21,732
Receivables	10,899	8,288
Inventories	12,565	12,349
Prepaid expenses and other current assets	5,077	4,294
Income taxes receivable	6,017	3,911
Deferred income taxes	2,046	2,046
Total current assets	50,745	52,620
Property and equipment, net	240,016	239,553
Other assets	17,125	18,527
Goodwill	284,078	284,078
Tradename	71,694	71,694
Other intangible assets, net	20,313	21,354
Total assets	$683,971	$687,826
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable	$20,162	$21,193
Payable to RHI	507	50
Other current liabilities and accrued expenses	54,496	55,268
Total current liabilities	75,165	76,511
Long-term debt	355,000	355,000
Deferred income taxes	32,561	32,561
Other long-term obligations	41,739	39,702
Total liabilities	504,465	503,774
Commitments and contingencies (Note 6)	-	-
Stockholder’s equity:
Common stock ($0.01 par value; 100 shares authorized; 1 share issued and outstanding)	-	-
Additional paid-in capital	230,000	230,000
Retained deficit	(50,494)	(45,948)
Total stockholder’s equity	179,506	184,052
Total liabilities and stockholder’s equity	$683,971	$687,826

See accompanying notes to the condensed consolidated financial statements.

LRI Holdings, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
(In thousands)	January 27, 2013	January 29, 2012	January 27, 2013	January 29, 2012
Revenues:
Net sales	$160,567	$156,876	$310,825	$300,649
Franchise fees and royalties	526	530	1,038	1,037
Total revenues	161,093	157,406	311,863	301,686
Costs and expenses:
Restaurant operating costs:
Cost of goods sold	53,942	51,446	103,882	99,335
Labor and other related expenses	47,545	45,918	93,251	89,590
Occupancy costs	13,596	12,210	26,364	23,929
Other restaurant operating expenses	26,831	24,118	51,492	47,275
Depreciation and amortization	5,102	5,017	10,414	9,789
Pre-opening expenses	763	1,478	1,674	3,068
General and administrative	6,722	6,206	14,043	12,391
Restaurant impairment and closing charges	701	108	701	108
Total costs and expenses	155,202	146,501	301,821	285,485
Operating income	5,891	10,905	10,042	16,201
Interest expense, net	10,112	10,122	20,261	19,490
(Loss) income before income taxes	(4,221)	783	(10,219)	(3,289)
Income tax (benefit) expense	(9,736)	228	(5,673)	(560)
Net income (loss)	$5,515	$555	$(4,546)	$(2,729)

See accompanying notes to the condensed consolidated financial statements.

LRI Holdings, Inc.
Condensed Consolidated Statements of Stockholder’s Equity
(unaudited)

			Additional	Retained	Total
	Common		paid-in	earnings	stockholder's
(In thousands, except share data)	Shares	Amount	capital	(deficit)	equity

Balances at July 31, 2011	1	$-	$230,000	$580	$230,580
Net loss	-	-	-	(2,729)	(2,729)
Balances at January 29, 2012	1	$-	$230,000	$(2,149)	$227,851

Balances at July 29, 2012	1	$-	$230,000	$(45,948)	$184,052
Net loss	-	-	-	(4,546)	(4,546)
Balances at January 27, 2013	1	$-	$230,000	$(50,494)	$179,506

See accompanying notes to the condensed consolidated financial statements.

LRI Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Twenty-six weeks ended
(In thousands)	January 27, 2013	January 29, 2012
Cash flows from operating activities:
Net loss	$(4,546)	$(2,729)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,414	9,789
Other amortization	902	293
Loss on sale/disposal of property and equipment	543	477
Amortization of deferred gain on sale and leaseback transactions	(19)	(6)
Impairment charges for long-lived assets	701	108
Share-based compensation expense	473	490
Deferred income taxes	-	437
Changes in operating assets and liabilities:
Receivables	(2,611)	966
Inventories	(216)	(386)
Prepaid expenses and other current assets	(783)	(1,168)
Other non-current assets and intangibles	176	(1,395)
Accounts payable	(972)	795
Payable to RHI	(16)	(5)
Income taxes payable/receivable	(2,106)	(1,442)
Other current liabilities and accrued expenses	(772)	2,672
Other long-term obligations	2,359	2,853
Net cash provided by operating activities	3,527	11,749
Cash flows from investing activities:
Purchase of property and equipment	(16,163)	(25,397)
Proceeds from sale and leaseback transactions, net of expenses	5,045	6,405
Net cash used in investing activities	(11,118)	(18,992)
Cash flows from financing activities:
Payments on revolving credit facility	(12,600)	(18,400)
Borrowings on revolving credit facility	12,600	18,400
Net cash provided by financing activities	-	-
Decrease in cash and cash equivalents	(7,591)	(7,243)
Cash and cash equivalents, beginning of period	21,732	19,103
Cash and cash equivalents, end of period	$14,141	$11,860

See accompanying notes to the condensed consolidated financial statements.

LRI Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share data)
(unaudited)

1.	Basis of Presentation and Recent Accounting Pronouncements

LRI Holdings, Inc. (“LRI Holdings”) and its subsidiaries (collectively the “Company”, “we”, “our” or “us”) are engaged in the operation and development of the Logan’s Roadhouse restaurant chain.  As of January 27, 2013, our restaurants operate in 23 states and are comprised of 228 company-owned restaurants and 26 franchised restaurants.  LRI Holdings operates its business as one operating and one reportable segment.  The Company operates on a 52 or 53-week fiscal year ending on the Sunday nearest to July 31.

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

Interim financial statements

We have prepared these condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature.  Operating results for the thirteen week quarter and twenty-six weeks ended January 27, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending July 28, 2013.  These statements should be read in conjunction with the consolidated financial statements and related notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 29, 2012.  The accounting policies used in preparing these condensed consolidated financial statements are the same as those described in our most recent Form 10-K.

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

2.	Long-Term Debt

Long-term debt obligations at January 27, 2013 and July 29, 2012, consist of the following:
	January 27, 2013	July 29, 2012
Senior Secured Notes, bearing interest at 10.75%	$355,000	$355,000
Senior Secured Revolving Credit Facility	-	-
	355,000	355,000
Less: current maturities	-	-
Long-term debt, less current maturities	$355,000	$355,000

Senior Secured Revolving Credit Facility

In connection with the Transactions, Logan’s Roadhouse Inc., a wholly owned subsidiary of LRI Holdings, entered into the Senior Secured Revolving Credit Facility which provides a $30.0 million revolving credit facility with a maturity date of October 4, 2015. The Senior Secured Revolving Credit Facility includes a $12.0 million letter of credit sub-facility and a $5.0 million swingline sub-facility. As of January 27, 2013, the Company had no borrowings drawn on the Senior Secured Revolving Credit Facility and $3.2 million of undrawn outstanding letters of credit resulting in available credit of $26.8 million.

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

On or after October 15, 2013, Logan’s Roadhouse, Inc. may redeem all or part of the Senior Secured Notes at redemption prices (expressed as a percentage of principal amount) ranging from 108.1% to 100.0%, plus accrued and unpaid interest. Prior to October 15, 2013, Logan’s Roadhouse, Inc. may on one or more occasions redeem up to 35% of the original principal amount of the Senior Secured Notes using the proceeds of certain equity offerings at a redemption price of 110.8%, plus any accrued and unpaid interest. At any time during the 12-month periods commencing on October 15, in each of 2010, 2011 and 2012, Logan’s Roadhouse, Inc. may redeem up to 10% of the original principal amount at a redemption price equal to 103.0%, plus any accrued and unpaid interest. As of January 27, 2013, no portion of the Senior Secured Notes has been redeemed.

The Senior Secured Revolving Credit Facility and the Indenture that governs the Senior Secured Notes contain significant financial and operating covenants.  The financial covenants include a maximum consolidated leverage ratio, a minimum consolidated interest coverage ratio and a maximum capital expenditure limit and are specific to the Senior Secured Revolving Credit Facility.  The non-financial covenants include prohibitions on the Company and the Company’s guarantor subsidiaries’ ability to incur certain additional indebtedness or to pay dividends.  Additionally, the Indenture subjects the Company to the reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as a non−accelerated filer, even if the Company is not specifically required to comply with such sections of the Exchange Act. Failure to comply with these covenants constitutes a default and may lead to the acceleration of the principal amount and accrued but unpaid interest on the Senior Secured Notes.  During the first quarter of fiscal year 2013, the Company amended the Senior Secured Revolving Credit Facility, which adjusted future covenant requirements.  For each fiscal year 2013, 2014, 2015 and 2016, the amendment increased the Company’s maximum consolidated leverage ratio, decreased its minimum consolidated interest coverage ratio and reduced its maximum capital expenditure limits.  As of January 27, 2013, the Company was in compliance with all material covenants.

Debt issuance costs

The Company incurred $19.2 million of debt issuance costs in connection with obtaining the financings described above.  These costs were capitalized and will be amortized to interest expense over the lives of the respective debt instruments.

3.	Goodwill

Goodwill is subject to impairment testing annually or more frequently, if indicators of impairment exist.  The Company’s annual assessment occurs during the fourth quarter of each fiscal year.  As a result of the annual impairment test in fiscal year 2012, the Company recorded an impairment charge of $48.5 million.  The fair value of goodwill was determined to be $284.1 million using assumptions of projected new unit growth, future trends in sales, profitability, changes in working capital along with an appropriate discount rate. In the second quarter of fiscal year 2013, as a result of continued declines in revenue beyond expectations, and short-term reductions in new unit growth, the Company concluded there were impairment indicators requiring an interim goodwill impairment test.  The Company updated its cash flow projections and related assumptions, performed step one of the goodwill impairment test and determined that the fair value of its reporting unit exceeded the carrying value.  Therefore, step two of the impairment test was not required and goodwill was not impaired.  The determination of fair value requires judgment and involves significant estimates and assumptions about the expected future cash flows and the impact of market conditions on those assumptions.  Future events including changing market conditions, worsening sales trends, or further reductions in new unit growth, among others, may lead the Company to reevaluate its assumptions in future periods and may result in future impairment charges.

4.	Restaurant Impairment and Closing Charges

The Company performs long-lived asset impairment analyses throughout the year.  During the second quarter of fiscal year 2013, the Company determined that two additional restaurants had carrying amounts in excess of their fair values and also wrote-off asset additions related to previously impaired restaurants.  The same analysis was performed during the second quarter of fiscal year 2012 and the Company determined that no additional restaurants were impaired; however the Company did write-off asset additions related to previously impaired restaurants. The assessments compared the carrying amounts of each restaurant to the estimated future undiscounted net cash flows of that restaurant and an impairment charge was recorded based on the amount by which the carrying amount of the assets exceeded their fair value.  Fair value was determined based on an assessment of individual site characteristics and local real estate market conditions along with estimates of future cash flows.  Restaurant impairment charges were recorded as follows:
	Twenty-six weeks ended
	January 27, 2013	January 29, 2012
Restaurant impairment charges	$701	$108

5.	Fair Value Measurements

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

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of January 27, 2013 and July 29, 2012:
	Level	January 27, 2013	July 29, 2012
Deferred compensation plan assets(1)	1	$1,697	$1,923
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

The carrying value of the Senior Secured Notes as of January 27, 2013 and July 29, 2012 was $355.0 million.  The fair value of the Senior Secured Notes as of January 27, 2013 and July 29, 2012 was $331.9 million and $344.4 million, respectively.  The fair value of the Company’s publicly traded debt is based on quoted market prices.  The estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the twenty-six weeks ended January 27, 2013, the Company determined that two restaurants required impairment.  The fair value of the restaurants was calculated using a cash flow model which included estimates for projected revenues, earnings and cash flows.  The Company has determined that the majority of the inputs used to value its long-lived assets held and used are unobservable inputs, and thus, are considered Level 3 inputs.  See Note 4 for further information on the impairment of these long-lived assets.  During fiscal year 2012, the Company recorded a goodwill impairment charge of $48.5 million.  The fair value of goodwill was determined to be $284.1 million, using assumptions of projected new unit growth, future trends in sales, profitability, changes in working capital along with an appropriate discount rate.  The majority of the inputs are unobservable and thus are considered to be Level 3 inputs.

6.	Commitments and Contingencies

Litigation

Based upon information currently available, the Company is not a party to any litigation that management believes could have a material effect on the Company’s business or the Company’s condensed consolidated financial statements.  The Company establishes reserves for litigation and similar matters when those matters present loss contingencies that we determine to be both probable and reasonably estimable in accordance with Accounting Standards Codification (“ASC”) 450, “Contingencies.” In the opinion of management, based on current knowledge and in part upon the advice of legal counsel, all matters are believed to be adequately covered by insurance, or, if not covered, the possibility of losses from such matters are believed to be remote or such matters are of such kind or involve such amounts that would not have a material adverse effect on the financial position, results of operations or cash flows of the Company if disposed of unfavorably.

Guarantees

LRI Holdings has fully and unconditionally guaranteed both the Senior Secured Revolving Credit Facility and the Senior Secured Notes.

Indemnifications

The Company is party to certain indemnifications to third parties in the ordinary course of business. The probability of incurring an actual liability under such indemnifications is sufficiently remote thus no liability has been recorded.

7.	Share-Based Awards and Compensation Plans

Successor plan

On January 18, 2011, RHI adopted the Roadhouse Holding Inc. Stock Incentive Plan (the “2011 Plan”), pursuant to which options to purchase approximately 13%, or 345,000 shares, of the common stock of RHI on a fully diluted basis are available for grant to our officers and key employees.  Approximately 95% of the total option pool was awarded on March 1, 2011.  As of January 27, 2013, approximately 5% of the option pool remains available for future grants.  Options granted under the 2011 Plan expire on the ten-year anniversary of the grant date.

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

The following table summarizes stock option activity under the 2011 Plan for the twenty-six weeks ended January 27, 2013:
	Time-based options		Performance-based options
	Number	Weighted average exercise price	Number	Weighted average exercise price
Options outstanding as of July 29, 2012	99,405	$100.00	198,845	$100.00
Granted	11,499	100.00	23,001	100.00
Exercised	-	-	-	-
Forfeited	(1,763)	100.00	(3,527)	100.00
Options outstanding as of January 27, 2013	109,141	$100.00	218,319	$100.00
As of January 27, 2013
Options vested	46,188		-
Options exercisable	46,188		-

8.	Condensed Consolidating Financial Information

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

The condensed consolidating financial information of Logan’s Roadhouse, Inc. and the guarantors is presented below:

Condensed Consolidated Balance Sheets
January 27, 2013:	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
ASSETS
Current assets	$-	$50,745	$-	$50,745
Property and equipment, net	-	240,016	-	240,016
Other assets	1,680	135,210	(119,765)	17,125
Investment in subsidiary	331,047	-	(331,047)	-
Goodwill	-	284,078	-	284,078
Tradename	-	71,694	-	71,694
Other intangible assets, net	-	20,313	-	20,313
Total assets	$332,727	$802,056	$(450,812)	$683,971
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities	$-	$75,165	$-	$75,165
Long-term debt	-	355,000	-	355,000
Deferred income taxes	-	32,561	-	32,561
Other long-term obligations	119,765	41,739	(119,765)	41,739
Stockholder’s equity	212,962	297,591	(331,047)	179,506
Total liabilities and stockholder’s equity	$332,727	$802,056	$(450,812)	$683,971

July 29, 2012:	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
ASSETS
Current assets	$-	$52,620	$-	$52,620
Property and equipment, net	-	239,553	-	239,553
Other assets	1,680	135,577	(118,730)	18,527
Investment in subsidiary	330,503	-	(330,503)	-
Goodwill	-	284,078	-	284,078
Tradename	-	71,694	-	71,694
Other intangible assets, net	-	21,354	-	21,354
Total assets	$332,183	$804,876	$(449,233)	$687,826
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities	$-	$76,511	$-	$76,511
Long-term debt	-	355,000	-	355,000
Deferred income taxes	-	32,561	-	32,561
Other long-term obligations	118,730	39,702	(118,730)	39,702
Stockholder’s equity	213,453	301,102	(330,503)	184,052
Total liabilities and stockholder’s equity	$332,183	$804,876	$(449,233)	$687,826

Condensed Consolidated Statements of Operations
Thirteen weeks ended January 27, 2013	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
Total revenues	$-	$161,093	$-	$161,093
Total costs and expenses	38	155,164	-	155,202
Operating (loss) income	(38)	5,929	-	5,891
Interest expense, net	518	9,594	-	10,112
Loss before income taxes	(556)	(3,665)	-	(4,221)
Income tax benefit	(984)	(8,752)	-	(9,736)
Net income	$428	$5,087	$-	$5,515

Thirteen weeks ended January 29, 2012	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
Total revenues	$-	$157,406		$157,406
Total costs and expenses	27	146,474		146,501
Operating (loss) income	(27)	10,932	-	10,905
Interest expense, net	511	9,611		10,122
(Loss) income before income taxes	(538)	1,321	-	783
Income tax expense	132	96		228
Net (loss) income	$(670)	$1,225	$-	$555

Twenty-six weeks ended January 27, 2013	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
Total revenues	$-	$311,863	$-	$311,863
Total costs and expenses	69	301,752	-	301,821
Operating (loss) income	(69)	10,111	-	10,042
Interest expense, net	1,035	19,226	-	20,261
Loss before income taxes	(1,104)	(9,115)	-	(10,219)
Income tax benefit	(613)	(5,060)	-	(5,673)
Net loss	(491)	(4,055)	-	(4,546)

Twenty-six weeks ended January 29, 2012	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
Total revenues	$-	$301,686	$-	$301,686
Total costs and expenses	51	285,434	-	285,485
Operating (loss) income	(51)	16,252	-	16,201
Interest expense, net	1,017	18,473	-	19,490
Loss before income taxes	(1,068)	(2,221)	-	(3,289)
Income tax expense (benefit)	29	(589)	-	(560)
Net loss	(1,097)	(1,632)	-	(2,729)

Condensed Consolidated Statements of Cash Flows
Twenty-six weeks ended January 27, 2013	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
Net cash provided by operating activities	$544	$2,983	$-	$3,527
Net cash used in investing activities	(544)	(10,574)	-	(11,118)
Net cash provided by financing activities	-	-	-	-
Decrease in cash and cash equivalents	-	(7,591)	-	(7,591)
Cash and cash equivalents, beginning of period	-	21,732	-	21,732
Cash and cash equivalents, end of period	$-	$14,141	$-	$14,141

Twenty-six weeks ended January 29, 2012	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
Net cash (used in) provided by operating activities	$(80)	$11,829	$-	$11,749
Net cash provided by (used in) investing activities	80	(19,072)	-	(18,992)
Net cash provided by financing activities	-	-	-	-
Decrease in cash and cash equivalents	-	(7,243)	-	(7,243)
Cash and cash equivalents, beginning of period	-	19,103	-	19,103
Cash and cash equivalents, end of period	$-	$11,860	$-	$11,860

9.	Supplemental Cash Flow Information

The following table presents supplemental cash flow information:
	January 27, 2013	January 29, 2012
Cash paid for:
Interest, excluding amounts capitalized	$19,020	$18,930
Income taxes	131	467

10.	Subsequent Events

On February 19, 2013 G. Thomas Vogel resigned his position as the Company’s President, Chief Executive Officer and Chairman of the Board of Directors.  The Company and Mr. Vogel subsequently entered into a Mutual Release and Separation Agreement which confirmed that Mr. Vogel will receive the severance benefits he was entitled to receive under his previously existing employment agreement dated March 23, 2011.  In addition, Mr. Vogel’s shares of Roadhouse Holding stock will be subject to the repurchase provisions of the Stockholders’ Agreement, any unvested options will be forfeited and vested options may be exercised according to the terms of the Stock Incentive Plan.

On February 19, 2013, Mike Andres succeeded Mr. Vogel as the Company’s President, Chief Executive Officer and Chairman of the Board of Directors.  On March 8, 2013, the Company and Mr. Andres entered into an Employment Agreement setting forth the terms of his employment.

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

General

Logan’s Roadhouse is a family-friendly, casual dining restaurant chain that revisits the classic roadhouse from days past and brings it to life in a modern way through our craveable food, abundance and affordability, welcoming hospitality and upbeat atmosphere.  Our restaurants have a relaxed, come-as-you-are environment where we encourage our customers to enjoy “bottomless buckets” of roasted in-shell peanuts and to toss the shells on the floor.  Our entrée portions are generous and generally include a choice of two side items, all at affordable prices.  We are committed to serving a variety of fresh food from specially seasoned aged steaks to farm-fresh salads to our made-from-scratch yeast rolls.  We believe the freshness and distinctive flavor profiles of our signature dishes, coupled with the variety of our menu, differentiates us from our competitors.  Our restaurants, which are open for lunch and dinner seven days a week, serve a broad and diverse customer base.   We opened our first restaurant in Lexington, Kentucky in 1991 and as of January 27, 2013 have grown to a total of 228 company-owned restaurants and 26 franchised restaurants located across 23 states.

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

Growing our restaurant base.  We believe differentiated, moderately priced roadhouse concepts have broad customer appeal and remain underpenetrated relative to the bar and grill and steakhouse segments within casual dining.  We intend to focus on disciplined growth of our brand by strategically opening additional company-owned restaurants in existing and adjacent states to gain operational efficiencies and strengthen our brand presence.  We plan to open 13 company-owned restaurants in fiscal year 2013, of which eight have been opened as of January 27, 2013.  The lower growth rate in fiscal year 2013 reflects our commitment to fund our planned capital expenditures through net cash provided from operations and operating lease financing.

Growing sales in existing restaurants. Growth in restaurant sales can be driven by increased customer traffic as well as an increase in average check which can be driven by menu price increases and changes in menu mix.  In the twenty-six weeks ended January 27, 2013, our comparable restaurant sales decreased 2.5% driven by a customer traffic decline of 3.4% and an increase in our average check of 1.0%.  We believe our customer traffic softness is driven by our value-oriented customer base that remains impacted by high levels of unemployment and lower discretionary income as well as a highly competitive restaurant environment with increased advertising, discounting and promotional activity.  In the early years of the recession, our value message proved to be highly relevant and we outperformed our competitors by emphasizing value and the variety of our menu offerings.  Over time, our competitors have increased their promotional activity and discount offerings which has impacted our competitive value position.

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

Growing margins.  In addition to traffic declines and loss of sales leverage, our restaurant operating margins have been negatively impacted by commodity inflation, especially beef, which accounts for approximately one-third of our cost of goods sold.  We expect continued commodity inflation throughout fiscal year 2013, which will continue to pressure our restaurant operating margins.  As a result, we will remain focused on disciplined cost management and look for opportunities to save costs in areas that are not adding value to the customer experience.

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

Presentation of Results

Our fiscal year ends on the Sunday closest to July 31.  Throughout this report all references to “Q2 2013”and “Q2 2012” relate to the thirteen week periods ended January 27, 2013 and January 29, 2012 and all references to “YTD 2013” and “YTD 2012” relate to the twenty-six week periods ended January 27, 2013 and January 29, 2012, respectively.

Results of Operations

Thirteen weeks ended January 27, 2013 (Q2 2013)

•
We opened three new restaurants (one ground lease and two ground and building leases) with a gross capital investment of $6.6 million and pre-opening costs (excluding rent) of $0.6 million.  Proceeds of $3.4 million related to the two building leases opened in Q2 2013 were not received in the quarter but will be reimbursed upon completion of planned sale and leaseback transactions.

•	Comparable restaurant sales for Q2 2013 decreased 2.6%, our average check decreased by 0.3% and customer traffic decreased by 2.4% for company-owned restaurants.
•	Net income increased $5.0 million from Q2 2012 to $5.5 million in Q2 2013.
•	Adjusted EBITDA decreased 24.1% from Q2 2012, or $4.7 million, to $14.7 million in Q2 2013.
•
Cash and cash equivalents declined by $7.6 million from July 29, 2012.  Primary drivers of the change in cash flow include interest payments of $19.0 million and net capital expenditures of $11.1 million, which were funded by cash on hand and cash flows from operations.  As of January 27, 2013, we had spent $9.4 million in capital expenditures that will be reimbursed upon completion of planned sale and leaseback transactions.

The following tables and discussion summarize key components of our operating results expressed as a dollar amount and as a percentage of total revenues or net sales.
	Thirteen weeks ended				Twenty-six weeks ended
(In thousands)	January 27, 2013		January 29, 2012		January 27, 2013		January 29, 2012
Statement of operations data:
Revenues:
Net sales	$160,567	99.7%	$156,876	99.7%	$310,825	99.7%	$300,649	99.7%
Franchise fees and royalties	526	0.3	530	0.3	1,038	0.3	1,037	0.3
Total revenues	161,093	100.0	157,406	100.0	311,863	100.0	301,686	100.0
Costs and expenses:
(As a percentage of net sales)
Restaurant operating costs:
Cost of goods sold	53,942	33.6	51,446	32.8	103,882	33.4	99,335	33.0
Labor and other related expenses	47,545	29.6	45,918	29.3	93,251	30.0	89,590	29.8
Occupancy costs	13,596	8.5	12,210	7.8	26,364	8.5	23,929	8.0
Other restaurant operating expenses	26,831	16.7	24,118	15.4	51,492	16.6	47,275	15.7
(As a percentage of total revenues)
Depreciation and amortization	5,102	3.2	5,017	3.2	10,414	3.3	9,789	3.2
Pre-opening expenses	763	0.5	1,478	0.9	1,674	0.5	3,068	1.0
General and administrative	6,722	4.2	6,206	3.9	14,043	4.5	12,391	4.1
Restaurant impairment and closing charges	701	0.4	108	0.1	701	0.2	108	-
Total costs and expenses	155,202	96.3	146,501	93.1	301,821	96.8	285,485	94.6
Operating income	5,891	3.7	10,905	6.9	10,042	3.2	16,201	5.4
Interest expense, net	10,112	6.3	10,122	6.4	20,261	6.5	19,490	6.5
(Loss) income before income taxes	(4,221)	(2.6)	783	0.5	(10,219)	(3.3)	(3,289)	(1.1)
Income tax (benefit) expense	(9,736)	(6.0)	228	0.1	(5,673)	(1.8)	(560)	(0.2)
Net income (loss)	$5,515	3.4%	$555	0.4%	$(4,546)	-1.5%	$(2,729)	-0.9%

Restaurant Unit Activity
	Company	Franchise	Total
Restaurants at July 29, 2012	220	26	246
Openings	8	-	8
Closures	-	-	-
Restaurants at January 27, 2013	228	26	254

Q2 2013 (13 weeks) Compared to Q2 2012 (13 weeks) and YTD 2013 (26 weeks) Compared to YTD 2012 (26 weeks)

TOTAL REVENUES

Net sales consist of food and beverage sales of company-owned restaurants and other miscellaneous income.  Net sales increased by $3.7 million, or 2.4%, to $160.6 million in Q2 2013 compared to Q2 2012.  This increase is primarily due to the opening of new restaurants and was partially offset by a 2.6% decline in comparable restaurant sales.  Net sales increased by $10.2 million, or 3.4%, to $310.8 million in YTD 2013 compared to YTD 2012.  This increase is primarily due to the opening of new restaurants and was partially offset by a 2.5% decline in comparable restaurant sales.

The following table summarizes the period over period changes and key net sales drivers at company-owned restaurants for the periods presented:
	Thirteen weeks ended		Twenty-six weeks ended
	January 27, 2013	January 29, 2012	January 27, 2013	January 29, 2012
Company-owned restaurants:
Increase in restaurant operating weeks	6.9%	9.8%	7.8%	9.3%
Decrease in average unit volume	-4.5%	-2.0%	-4.4%	-2.3%
Total increase in restaurant sales	2.4%	7.8%	3.4%	7.0%

Comparable restaurants	201	185	196	184
Change in comparable restaurant sales	-2.6%	-0.6%	-2.5%	-1.1%
Restaurant operating weeks	2,944	2,754	5,847	5,422
Average check	$13.58	$13.56	$13.55	$13.38

The increase in restaurant operating weeks for the periods presented above was due to the opening of new restaurants.  The decreases in average unit volume were primarily driven by customer traffic declines in both our comparable restaurant base and our newer restaurants.  For our comparable restaurants, the decrease in customer traffic was 2.4% and 3.4% in Q2 2013 and YTD 2013, respectively.  Also impacting comparable restaurant sales was a decrease in average check of 0.3% in Q2 2013 and an increase of 1.0% in YTD 2013.  The change in average check was favorably impacted by menu pricing of 1.8% and 2.3% in Q2 2013 and YTD 2013, respectively; improved liquor, beer and wine sales and unfavorably impacted by a mix shift towards new promotional offers.

Franchise fees and royalties, for our two franchisees that operate 26 restaurants, remained relatively consistent for the periods presented.

TOTAL COSTS AND EXPENSES

Total costs and expenses increased $8.7 million, or 5.9%, to $155.2 million in Q2 2013 compared to Q2 2012 and increased $16.3 million, or 5.7%, to $301.8 million in YTD 2013 compared to YTD 2012.  As a percent of total revenues, total costs and expenses in Q2 2013 were 96.3%, which increased from 93.1% in Q2 2012 and 96.8% in YTD 2013, which increased from 94.6% in YTD 2012.  The primary drivers of the fluctuations in total costs and expenses are as follows:

Cost of goods sold

Cost of goods sold consists of food and beverage costs, along with related purchasing and distribution costs.  Costs of goods sold, as a percentage of net sales, increased to 33.6% in Q2 2013 from 32.8% in Q2 2012 and increased to 33.4% in YTD 2013 from 33.0% in YTD 2012.  The increase in Q2 2013 and YTD 2013 over the prior year periods was due to commodity inflation along with unfavorable menu mix as customers traded into lower margin menu items, partially offset by menu pricing.  Commodity inflation was 2.0% in Q2 2013 and 2.1% in YTD 2013.

Labor and other related expenses

Labor and other related expenses consists of all restaurant management and hourly labor costs, including salaries, wages, benefits, bonuses and other indirect labor costs.  Labor and other related expenses, as a percentage of net sales, increased to 29.6% in Q2 2013 from 29.3% in Q2 2012 and increased to 30.0% in YTD 2013 from 29.8% in YTD 2012.  The primary drivers of the increase in Q2 2013 compared to Q2 2012 are lost sales leverage on fixed labor components and an increase in workers’ compensation reserves.  The increase in YTD 2013 compared to YTD 2012 is due to lost sales leverage on fixed labor components partially offset by hourly wage rate efficiency.

Occupancy costs

Occupancy costs include rent, common area maintenance, property taxes, licenses and other related fees.  Occupancy costs, as a percentage of net sales, increased to 8.5% in Q2 2013 from 7.8% in Q2 2012 and increased to 8.5% in YTD 2013 from 8.0% in YTD 2012.  The increases in both periods are driven primarily by lost sales leverage due to the fixed nature of these costs and an increase in the mix of land and building leases for our new restaurant openings versus our existing restaurant base.

Other restaurant operating expenses

Other restaurant operating expenses include all restaurant-level operating costs, the major components of which are operating supplies, utilities, repairs and maintenance, advertising, general liability and credit card fees.  Other restaurant operating expenses, as a percentage of net sales, increased to 16.7% in Q2 2013 from 15.4% in Q2 2012 and increased to 16.6% in YTD 2013 from 15.7% in YTD 2012.  The increase in Q2 2013 compared to Q2 2012 resulted from increased advertising costs, an increase in general liability reserves and lost sales leverage on utility expenses.  The increase in YTD 2013 compared to YTD 2012 resulted primarily from the continued focus on increased advertising.

Depreciation and amortization

Depreciation and amortization includes the depreciation of fixed assets and capitalized leasehold improvements and the amortization of intangible assets.  Depreciation and amortization, as a percentage of total revenues, was consistent at 3.2% for Q2 2013 and Q2 2012 and increased to 3.3% in YTD 2013 from 3.2% in YTD 2012.  The YTD increase was primarily due to the additional depreciation from new restaurant openings and  bar refreshes in the prior year and lost leverage from declining sales.

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

General and administrative

General and administrative expenses are comprised of expenses associated with corporate and administrative functions that support restaurant operations and development.  General and administrative expenses, as a percentage of total revenues, increased to 4.2% in Q2 2013 from 3.9% in Q2 2012 and increased to 4.5% in YTD 2013 from 4.1% in YTD 2012.  The increases in both periods were primarily due to increased salary and bonus expense related to a level of operational oversight added in the third quarter of fiscal year 2012.  In addition, the YTD 2013 increase included additional valuation and audit fees for testing performed in the first quarter of fiscal year 2013 related to the goodwill impairment recorded in the fourth quarter of fiscal year 2012.

Restaurant impairment and closing charges

Restaurant impairment and closing charges include long-lived asset impairment charges and restaurant closing charges.  In Q2 2013, we recorded $0.7 million of restaurant impairment charges related to the impairment of two additional restaurants and write off of asset additions related to restaurants that were fully impaired in prior years.  In Q2 2012, we recorded $0.1 million of restaurant impairment charges for asset additions to restaurants that were fully impaired in prior years.

INTEREST EXPENSE, NET

Interest expense, net consists primarily of interest expense related to our debt, net of interest income, see the “Liquidity and Capital Resources” section for further detail.  Interest expense, net remained consistent at $10.1 million in Q2 2013 and Q2 2012.  Interest expense, net increased to $20.3 million in YTD 2013 from $19.5 million in YTD 2012 as a result of an adjustment to debt amortization costs which decreased interest expense in the first quarter of fiscal year 2012.

INCOME TAX EXPENSE

Our effective tax rate (“ETR”) was 55.5% in YTD 2013 and 17.0% in YTD 2012.  The ETR for YTD 2013 includes the magnified effect of wage based credits on low pre-tax loss including the impact of the retroactive reinstatement of the Work Opportunity Tax Credit (“WOTC”).  The ETR for YTD 2012 was impacted favorably by federal income tax credits related to the retention component of the Hiring Incentives to Restore Employment (“HIRE”) Act and the initial impacts of our rollout of the WOTC.

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

As noted in the table below, Adjusted EBITDA excludes restaurant impairment charges, pre-opening expenses (excluding rent), sponsor management fees, losses on disposal of property and equipment and property sales, share-based compensation, and non-cash rent, among other items. It is reasonable to expect that these items will occur in future periods. However, we believe these adjustments are appropriate partly because the amounts recognized can vary significantly from period to period and complicate comparisons of our internal operating results and operating results of other restaurant companies over time. In addition, Adjusted EBITDA includes adjustments for other items that we do not expect to regularly record, including goodwill and tradename impairments, restructuring costs, transaction costs and expenses recorded pursuant to accounting for business combinations. Each of the normal recurring adjustments and other adjustments described in this paragraph and in the reconciliation table below help to provide management with a measure of our core operating performance over time by removing items that are not related to day-to-day restaurant level operations.

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
	Thirteen weeks ended		Twenty-six weeks ended
(In thousands)	January 27, 2013	January 29, 2012	January 27, 2013	January 29, 2012
Net income (loss)	$5,515	$555	$(4,546)	$(2,729)
Interest expense, net	10,112	10,122	20,261	19,490
Income tax (benefit) expense	(9,736)	228	(5,673)	(560)
Depreciation and amortization	5,102	5,017	10,414	9,789
EBITDA	10,993	15,922	20,456	25,990
Adjustments
Sponsor management fees(a)	250	250	500	500
Non-cash asset write-offs:
Restaurant impairment(b)	701	108	701	108
Loss on disposal of property and equipment(c)	393	174	531	469
Restructuring costs(d)	-	-	167	-
Pre-opening expenses (excluding rent)(e)	637	1,266	1,392	2,564
Losses on sales of property(f)	12	2	13	8
Non-cash rent adjustment(g)	1,416	1,315	2,381	2,435
Costs related to the Transactions(h)	-	46	20	43
Non-cash stock-based compensation(i)	255	240	473	490
Other adjustments(j)	6	7	90	20
Adjusted EBITDA	14,663	19,330	26,724	32,627
Cash rent expense(k)	9,906	9,109	19,621	17,940
Adjusted EBITDAR	$24,569	$28,439	$46,345	$50,567

(a)	Sponsor management fees consist of fees paid to the Kelso Affiliates under an advisory agreement.
(b)	Restaurant impairment charges were recorded in connection with the determination that the carrying value of certain of our restaurants exceeded their estimated fair value.
(c)	Loss on disposal of property and equipment consists of the loss on disposal or retirement of assets that are not fully depreciated.
(d)	Restructuring costs include severance and other related charges.
(e)	Pre-opening expenses (excluding rent) include expenses directly associated with the opening of a new restaurant.
(f)	We recognize losses in connection with the sale and leaseback of restaurants when the fair value of the property being sold is less than the undepreciated cost of the property.
(g)
Non-cash rent adjustments represent the non-cash rent expense calculated as the difference between GAAP rent expense and amounts payable in cash under the leases during such time period. In measuring our operational performance, we focus on our cash rent payments.

(h)	Costs related to the Transactions include legal, professional, and other fees incurred as a result of the Transactions.
(i)	Non-cash stock-based compensation represents compensation expense recognized for time-based stock options issued by RHI.
(j)	Other adjustments include ongoing expenses of closed restaurants, as well as non-recurring professional fees.
(k)	Cash rent expense represents actual cash payments required under our leases.

Our Q2 2013 Adjusted EBITDA was $14.7 million, a decrease of 24.1%, compared to Adjusted EBITDA of $19.3 million in Q2 2012.  Our YTD 2013 Adjusted EBITDA was $26.7 million, a decrease of 18.1%, compared to Adjusted EBITDA of $32.6 million in YTD 2012.  The decrease in Adjusted EBITDA for Q2 2013 compared to Q2 2012 and YTD 2013 compared to YTD 2012 was primarily driven by a decline in comparable restaurant sales, increased commodity inflation and advertising costs, offset by contributions from our new restaurant openings.

Liquidity and Capital Resources

Summary

Our primary requirements for liquidity and capital are new restaurant development and debt service requirements.  Historically, our primary sources of liquidity and capital resources have been net cash provided from operating activities and operating lease financing.  Based on our current restaurant development plans, we anticipate that our cash position, our expected cash flows from operations and availability under the Senior Secured Revolving Credit Facility will be sufficient to finance our planned capital expenditures, operating activities and debt service requirements. However, our ability to fund future operating expenses and capital expenditures and our ability to make scheduled payments of interest on, to pay principal of or to refinance our indebtedness and to satisfy any other of our present or future debt obligations will depend on our future operating performance which will be affected by general economic, financial and other factors beyond our control.  As of January 27, 2013, we had $14.1 million of cash and cash equivalents.

Consistent with many other restaurant and retail chain store operations, we utilize operating lease arrangements and sale and leaseback arrangements and believe that these financing methods provide a useful source of capital in a financially efficient manner.

As part of the Transactions, we entered into the Senior Secured Revolving Credit Facility, which provides for up to $30.0 million of borrowings. The Senior Secured Revolving Credit Facility is available to fund working capital and for general corporate purposes. As of January 27, 2013, we had no borrowings drawn on the Senior Secured Revolving Credit Facility and $3.2 million of outstanding letters of credit resulting in available credit of $26.8 million.  Due to the timing of our semi-annual interest payments, capital expenditures and related sale and leaseback reimbursements associated with new restaurant openings, we may borrow on our Senior Secured Revolving Credit Facility; however we do not expect these borrowings to be long-term.  We also expect the annual cash flow from operations to cover capital expenditures and debt service requirements in the remainder of fiscal year 2013.

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

The Senior Secured Revolving Credit Facility and the Indenture that governs the Senior Secured Notes contain financial and operating covenants.  The financial covenants include a maximum consolidated leverage ratio calculated as total debt outstanding divided by Adjusted EBITDA; a minimum consolidated interest coverage ratio calculated as Adjusted EBITDAR divided by the sum of interest expense and cash rent; and a maximum capital expenditure limit and are specific to the Senior Secured Revolving Credit Facility.  The non-financial covenants include prohibitions on our ability to incur certain additional indebtedness or to pay dividends.  Additionally, the Indenture subjects us to the reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, as a non-accelerated filer, even if we are not specifically required to comply with such sections otherwise.  Failure to comply with these covenants constitutes a default and may lead to the acceleration of the principal amount and accrued and unpaid interest on the Senior Secured Notes.  In the first quarter of fiscal year 2013, we amended our Senior Secured Revolving Credit Facility which adjusted future covenant requirements.  For each fiscal year 2013, 2014, 2015 and 2016, the amendment increased our maximum consolidated leverage ratio, decreased our minimum consolidated interest coverage ratio and reduced our maximum capital expenditure limits as compared to the original covenants.  We ended the second quarter of fiscal year 2013 with a leverage ratio of 4.92 times Adjusted EBITDA, compared to our maximum allowable leverage ratio of 6.00 times and an interest coverage ratio of 1.36, compared to our minimum allowable interest coverage ratio of 1.25.  As of January 27, 2013, we were in compliance with all material covenants, however we have continued to be negatively impacted by economic trends and increased competition within our segment of the restaurant industry.  If these negative trends continue, we may not be in compliance with the financial covenants included in the Senior Secured Revolving Credit Facility throughout the remainder of fiscal year 2013.  We believe we have sufficiently sound relationships with our lenders to secure an amendment or waiver prior to failing to meet these covenants.  However, if we are unable to secure an amendment or waiver and fail the financial covenants, an event of default would result and the lenders could declare outstanding borrowings due and payable.  These borrowings currently only include standby letters of credit.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities:
	Twenty-six weeks ended
(In thousands)	January 27, 2013	January 29, 2012
Total cash provided by (used in):
Operating activities	$3,527	$11,749
Investing activities	(11,118)	(18,992)
Financing activities	-	-
Decrease in cash and cash equivalents	$(7,591)	$(7,243)

Operating activities

Cash provided by operating activities in YTD 2013 and YTD 2012 was impacted by $19.0 million and $18.9 million, respectively, of cash paid for interest, offset by cash flows generated from operations.

We had negative working capital of $24.4 million and $30.2 million at January 27, 2013 and January 29, 2012, respectively.  Like many other restaurant companies, we are able, and expect to operate with negative working capital.  Restaurant operations do not require significant inventories and substantially all sales are for cash or paid by third-party credit cards.

Investing activities

Cash used in investing activities primarily represents capital expenditures for new restaurant growth.  Capital expenditures decreased to $11.1 million in YTD 2013 from $19.0 million in YTD 2012.  The decrease was due to the number of new restaurant openings, timing of new restaurants under construction and the mix of ground versus ground and building leases.  During YTD 2013 and YTD 2012, capital expenditures were offset by proceeds from sale and leaseback transactions of $5.0 million and $6.4 million, respectively.

Financing activities

Draws on the Senior Secured Revolving Credit Facility during YTD 2013 and YTD 2012 of $12.6 million and $18.4 million, respectively, were fully repaid during each period.

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

Four food categories (beef, produce, seafood and chicken) account for the largest share of our cost of goods sold (at 33%, 10%, 8% and 8%, respectively in the twenty-six week period ended January 27, 2013).  Other categories affected by commodity price fluctuations, such as pork, cheese and dairy, may each account for 4-6%, individually, of our purchases.  With respect to our commodity outlook for fiscal year 2013, we have fixed price contracts on approximately 70% of our commodity needs, and we are contracted for nearly 50% of our beef requirements.  We expect commodity inflation for fiscal year 2013 to be in the range of 3 to 5%.  We will continue to monitor the commodity markets and may enter into additional fixed price contracts depending on market conditions.

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

We are subject to additional risk due to our reliance on single suppliers for many of our commodity purchases, including beef.  However, our menu items are based on generally available products, and if any existing suppliers fail, or are unable, to deliver in quantities we require, we believe that there are sufficient alternative suppliers in the marketplace so that our sources of supply can be replaced as necessary.  Furthermore, we believe the supply could be replaced by alternative suppliers, but we may encounter temporary supply shortages or incur higher supply costs which could have an adverse affect on our results of operations.

Our restaurants are also impacted by changes in fuel prices.  Our third party distributor charges us for the diesel fuel used to deliver inventory to our restaurants.  During the fourth quarter of fiscal year 2012, we entered into a forward contract to procure certain amounts of diesel fuel from our third party distributor at set prices in order to mitigate our exposure to unpredictable fuel prices.  The effect of the fuel derivative instrument was immaterial to our consolidated financial statements for the twenty-six week period ended January 27, 2013, and this contract terminates on July 31, 2013.

Interest rate risk

We are subject to interest rate risk in connection with borrowings under the Senior Secured Revolving Credit Facility, which bears interest at variable rates.  As of January 27, 2013, we had no outstanding borrowings on our Senior Secured Revolving Credit Facility.  There is no interest rate risk associated with our Senior Secured Notes, as the interest rate is fixed at 10.75% per annum.

ITEM 4—CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of January 27, 2013.

Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

Information regarding legal proceedings is included within Note 6 to our unaudited condensed consolidated financial statements included within Part I, Item 1 of this report.

ITEM 1A—RISK FACTORS

There have been no material changes in the risk factors set forth in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended July 29, 2012.

ITEM 5—OTHER INFORMATION

On February 20, 2013, the Company announced that Michael Andres has been appointed to serve as the President, Chief Executive Officer and Chairman of its Board of Directors effective February 19, 2013.  On March 8, 2013, Mr. Andres entered into an Employment Agreement with the Company.  A copy of Mr. Andres’ employment agreement is attached hereto as Exhibit 10.2 and incorporated by reference herein.

Under the terms of the employment agreement, Mr. Andres will be paid an annual base salary of $650,000, and will have a target annual incentive bonus of 100% of his base salary.  For fiscal year 2013, Mr. Andres will receive a minimum annual bonus of $300,000.

Upon termination of employment without “cause” or resignation for “good reason,” Mr. Andres’ employment agreement provides for a severance benefit of (a) 150% of the sum of (i) his base salary in effect as of the date of termination for eighteen months plus (ii) his target bonus amount, payable in equal installments over an 18 month period following termination (the “Severance Period”), (b) continuation of medical benefits at active employee rates during the Severance Period, and (c) a pro rata bonus payment (based on his target bonus amount) for the year in which he is terminated.  Payment of severance is subject to Mr. Andres’ execution of a release of claims, and will be offset by compensation or medical benefits received from future employment during the severance period.  Following termination of employment for any reason, Mr. Andres is subject to customary noncompetition and noninterference provisions for eighteen months.

In connection with his commencement of employment, Mr. Andres will be awarded stock options to purchase 120,000 shares of common stock of Roadhouse Holding under the Roadhouse Holding Inc. Stock Incentive Plan.  The options will have a per share exercise price of $87.25, will vest over a five-year period and will have a maximum term of ten years.  If Mr. Andres’ employment is terminated for a reason other than for cause, unvested options will be canceled.  Should Mr. Andres’ employment terminate for cause, all vested and unvested options will be cancelled.  Following termination of employment, Mr. Andres will retain the right to exercise any vested options (a) for the shorter of one year or until the normal option expiration date, following termination for death, disability, or retirement, or (b) for the shorter of 60 days or until the normal option expiration date following termination for any other reason (except for termination for cause). Additionally, Mr. Andres may, at his discretion, purchase a number of shares of common stock of Roadhouse Holding for a per share exercise price of $87.25 during the 30-day period following the grant date of the options described above.

In connection with Mr. Andres’ appointment, G. Thomas Vogel has resigned as President, Chief Executive Officer and Chairman of the Board of Directors, effective as of February 19, 2013.  On February 20, 2013, Mr. Vogel entered into a Mutual Release and Separation Agreement (the “Separation Agreement”) with the Company.  Pursuant to the Separation Agreement, Mr. Vogel’s resignation will be treated as a termination without cause and Mr. Vogel will be entitled to a severance benefit of (a) continued payment of base salary for eighteen months following termination of employment, (b) his annual bonus for the current fiscal year, pro-rated for his service prior to the date of his termination of employment (to be paid at such time that the Company pays a similar bonus to its other executives), and (c) continued participation in life, medical and disability insurance programs for eighteen months following termination.  The severance benefit will be offset by compensation or welfare benefits received from future employment during the eighteen month period following termination.  Mr. Vogel’s equity in Roadhouse Holding, which includes options to purchase shares of Roadhouse Holding stock and shares of Roadhouse Holding common stock purchased and held, will be treated as set forth in the relevant plans and agreements.  Under the Separation Agreement, Mr. Vogel will be subject to noncompetition and nonsolitication provisions for a period of eighteen months following termination.  The Separation Agreement also contains a full release of any claims against the Company by Mr. Vogel.  The Separation Agreement is attached hereto as Exhibit 10.1.

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

4.6	Form of 10.75% Senior Secured Note due 2017 (included in Exhibit 4.5 hereto).*
10.1	Mutual Release and Separation Agreement, dated February 20, 2013, by and between Logan’s Roadhouse, Inc. and G. Thomas Vogel.
10.2	Employment Agreement, dated March 8, 2013, by and between Logan’s Roadhouse, Inc. and Michael D. Andres.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following unaudited financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended January 27, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholder’s Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.**

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

Date: March 12, 2013	LRI Holdings, Inc.

	By:	/s/ Amy L. Bertauski
Amy L. Bertauski
Chief Financial Officer and Treasurer
(Duly Authorized Officer)
Date: March 12, 2013

	By:	/s/ Nicole A. Williams
Nicole A. Williams
Vice President - Controller
(Principal Accounting Officer)