Form 10-Q
period 2013-04-28
LRI HOLDINGS, INC.
filed 2013-06-11
CIK 1383875

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 28, 2013
- or -
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

As of June 11, 2013, the registrant has 1 Common Unit, $0.01 par value, outstanding (which is owned by Roadhouse Parent Inc., the registrant’s direct owner), and is not publicly traded.

LRI HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q
QUARTERLY PERIOD ENDED APRIL 28, 2013

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

LRI Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share data)	April 28, 2013	July 29, 2012
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$6,153	$21,732
Receivables	9,808	8,288
Inventories	12,902	12,349
Prepaid expenses and other current assets	4,955	4,294
Income taxes receivable	8,212	3,911
Deferred income taxes	2,112	2,046
Total current assets	44,142	52,620
Property and equipment, net	233,388	239,553
Other assets	16,625	18,527
Goodwill	284,078	284,078
Tradename	71,694	71,694
Other intangible assets, net	19,793	21,354
Total assets	$669,720	$687,826
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable	$18,975	$21,193
Payable to RHI	741	50
Other current liabilities and accrued expenses	40,032	55,268
Total current liabilities	59,748	76,511
Long-term debt	355,000	355,000
Deferred income taxes	32,361	32,561
Other long-term obligations	42,590	39,702
Total liabilities	489,699	503,774
Commitments and contingencies (Note 6)	-	-
Stockholder’s equity:
Common stock ($0.01 par value; 100 shares authorized; 1 share issued and outstanding)	-	-
Additional paid-in capital	230,000	230,000
Retained deficit	(49,979)	(45,948)
Total stockholder’s equity	180,021	184,052
Total liabilities and stockholder’s equity	$669,720	$687,826

See accompanying notes to the condensed consolidated financial statements.

LRI Holdings, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
	Thirteen weeks ended		Thirty-nine weeks ended
(In thousands)	April 28, 2013	April 29, 2012	April 28, 2013	April 29, 2012
Revenues:
Net sales	$174,924	$169,585	$485,749	$470,234
Franchise fees and royalties	577	584	1,615	1,621
Total revenues	175,501	170,169	487,364	471,855
Costs and expenses:
Restaurant operating costs:
Cost of goods sold	59,656	54,792	163,538	154,127
Labor and other related expenses	50,246	48,187	143,497	137,777
Occupancy costs	13,095	12,281	39,459	36,210
Other restaurant operating expenses	26,388	25,473	77,880	72,748
Depreciation and amortization	5,265	5,165	15,679	14,954
Pre-opening expenses	849	1,020	2,523	4,088
General and administrative	9,053	6,193	23,096	18,584
Restaurant impairment and closing charges	2,442	-	3,143	108
Total costs and expenses	166,994	153,111	468,815	438,596
Operating income	8,507	17,058	18,549	33,259
Interest expense, net	10,371	10,124	30,632	29,614
(Loss) income before income taxes	(1,864)	6,934	(12,083)	3,645
Income tax benefit	(2,379)	(1,363)	(8,052)	(1,923)
Net income (loss)	$515	$8,297	$(4,031)	$5,568

See accompanying notes to the condensed consolidated financial statements.

LRI Holdings, Inc.
Condensed Consolidated Statements of Stockholder’s Equity
(unaudited)
			Additional		Total
	Common		paid-in	Retained	stockholder's
(In thousands, except share data)	Shares	Amount	capital	earnings (deficit)	equity

Balances at July 31, 2011	1	$-	$230,000	$580	$230,580
Net income	-	-	-	5,568	5,568
Balances at April 29, 2012	1	$-	$230,000	$6,148	$236,148

Balances at July 29, 2012	1	$-	$230,000	$(45,948)	$184,052
Net loss	-	-	-	(4,031)	(4,031)
Balances at April 28, 2013	1	$-	$230,000	$(49,979)	$180,021

See accompanying notes to the condensed consolidated financial statements.

LRI Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
	Thirty-nine weeks ended
(In thousands)	April 28, 2013	April 29, 2012
Cash flows from operating activities:
Net (loss) income	$(4,031)	$5,568
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	15,679	14,954
Other amortization	1,375	764
Loss on sale/disposal of property and equipment	1,410	2,093
Amortization of deferred gain on sale and leaseback transactions	(30)	(16)
Impairment charges for long-lived assets	3,143	108
Share-based compensation expense	714	530
Deferred income taxes	(266)	(182)
Changes in operating assets and liabilities:
Receivables	(1,520)	1,150
Inventories	(553)	(742)
Prepaid expenses and other current assets	(661)	(1,048)
Other non-current assets and intangibles	41	(1,774)
Accounts payable	(2,357)	1,208
Payable to RHI	(23)	(33)
Income taxes payable/receivable	(4,301)	(1,864)
Other current liabilities and accrued expenses	(15,236)	(12,840)
Other long-term obligations	3,514	4,224
Net cash (used in) provided by operating activities	(3,102)	12,100
Cash flows from investing activities:
Purchase of property and equipment	(22,574)	(35,736)
Proceeds from sale and leaseback transactions, net of expenses	10,097	11,290
Net cash used in investing activities	(12,477)	(24,446)
Cash flows from financing activities:
Payments on revolving credit facility	(12,600)	(18,400)
Borrowings on revolving credit facility	12,600	18,400
Repurchase of shares	-	(1,450)
Net cash used in financing activities	-	(1,450)
Decrease in cash and cash equivalents	(15,579)	(13,796)
Cash and cash equivalents, beginning of period	21,732	19,103
Cash and cash equivalents, end of period	$6,153	$5,307

See accompanying notes to the condensed consolidated financial statements.

LRI Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share data)
(unaudited)

1.	Basis of Presentation and Recent Accounting Pronouncements

LRI Holdings, Inc. (“LRI Holdings”) and its subsidiaries (collectively the “Company”, “we”, “our” or “us”) are engaged in the operation and development of the Logan’s Roadhouse restaurant chain.  As of April 28, 2013, our restaurants operate in 23 states and are comprised of 232 company-owned restaurants and 26 franchised restaurants.  LRI Holdings operates its business as one operating and one reportable segment.  The Company operates on a 52 or 53-week fiscal year ending on the Sunday nearest to July 31.

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

Interim financial statements

We have prepared these condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature.  Operating results for the thirteen week quarter and thirty-nine weeks ended April 28, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending July 28, 2013.  These statements should be read in conjunction with the consolidated financial statements and related notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 29, 2012.  The accounting policies used in preparing these condensed consolidated financial statements are the same as those described in our most recent Form 10-K.

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

2.	Long-Term Debt

Long-term debt obligations at April 28, 2013 and July 29, 2012, consist of the following:
	April 28, 2013	July 29, 2012
Senior Secured Notes, bearing interest at 10.75%	$355,000	$355,000
Senior Secured Revolving Credit Facility	-	-
	355,000	355,000
Less: current maturities	-	-
Long-term debt, less current maturities	$355,000	$355,000

Senior Secured Revolving Credit Facility

In connection with the Transactions, Logan’s Roadhouse Inc., a wholly owned subsidiary of LRI Holdings, entered into the Senior Secured Revolving Credit Facility which provides a $30.0 million revolving credit facility with a maturity date of October 4, 2015. The Senior Secured Revolving Credit Facility includes a $12.0 million letter of credit sub-facility and a $5.0 million swingline sub-facility. As of April 28, 2013, the Company had no borrowings drawn on the Senior Secured Revolving Credit Facility and $3.2 million of undrawn outstanding letters of credit resulting in available credit of $26.8 million.

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

On or after October 15, 2013, Logan’s Roadhouse, Inc. may redeem all or part of the Senior Secured Notes at redemption prices (expressed as a percentage of principal amount) ranging from 108.1% to 100.0%, plus accrued and unpaid interest. Prior to October 15, 2013, Logan’s Roadhouse, Inc. may on one or more occasions redeem up to 35% of the original principal amount of the Senior Secured Notes using the proceeds of certain equity offerings at a redemption price of 110.8%, plus any accrued and unpaid interest. At any time during the 12-month periods commencing on October 15, in each of 2010, 2011 and 2012, Logan’s Roadhouse, Inc. may redeem up to 10% of the original principal amount at a redemption price equal to 103.0%, plus any accrued and unpaid interest. As of April 28, 2013, no portion of the Senior Secured Notes has been redeemed.

The Senior Secured Revolving Credit Facility and the Indenture that governs the Senior Secured Notes contain significant financial and operating covenants.  The financial covenants include a maximum consolidated leverage ratio, a minimum consolidated interest coverage ratio and a maximum capital expenditure limit and are specific to the Senior Secured Revolving Credit Facility.  The non-financial covenants include prohibitions on the Company and the Company’s guarantor subsidiaries’ ability to incur certain additional indebtedness or to pay dividends.  Additionally, the Indenture subjects the Company to the reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as a non−accelerated filer, even if the Company is not specifically required to comply with such sections of the Exchange Act. Failure to comply with these covenants constitutes a default and may lead to the acceleration of the principal amount and accrued but unpaid interest on the Senior Secured Notes.  Effective April 26, 2013, we amended our Senior Secured Revolving Credit Facility which adjusted covenant requirements.  For each fiscal year 2013, 2014, 2015 and 2016, the amendment increased our maximum consolidated leverage ratio, decreased our minimum consolidated interest coverage ratio and reduced our maximum capital expenditure limits as compared to the previously amended covenants.  As of April 28, 2013, the Company was in compliance with all material covenants.

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

4.	Restaurant Impairment and Closing Charges

The Company performs long-lived asset impairment analyses throughout the year.  During the thirty-nine weeks ended April 28, 2013, the Company determined that seven restaurants had carrying amounts in excess of their fair values and also wrote-off asset additions related to previously impaired restaurants.  The same analysis was performed during the thirty-nine weeks ended April 29, 2012, and the Company determined that no additional restaurants were impaired; however the Company did write-off asset additions related to previously impaired restaurants. The assessments compared the carrying amounts of each restaurant to the estimated future undiscounted net cash flows of that restaurant and an impairment charge was recorded based on the amount by which the carrying amount of the assets exceeded their fair value.  Fair value was determined based on an assessment of individual site characteristics and local real estate market conditions along with estimates of future cash flows.  Restaurant impairment charges were recorded as follows:
	Thirty-nine weeks ended
	April 28, 2013	April 29, 2012
Restaurant impairment charges	$3,143	$108

5.	Fair Value Measurements

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

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of April 28, 2013 and July 29, 2012:
	Level	April 28, 2013	July 29, 2012
Deferred compensation plan assets(1)	1	$1,813	$1,923
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

The carrying value of the Senior Secured Notes as of April 28, 2013 and July 29, 2012 was $355.0 million.  The fair value of the Senior Secured Notes as of April 28, 2013 and July 29, 2012 was $337.3 million and $344.4 million, respectively.  The fair value of the Company’s publicly traded debt is based on quoted market prices which are considered a Level 1 input.  The estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the thirty-nine weeks ended April 28, 2013, the Company determined that seven restaurants required impairment.  The fair value of the restaurants was calculated using a cash flow model which included estimates for projected revenues, earnings and cash flows.  The Company has determined that the majority of the inputs used to value its long-lived assets held and used are unobservable inputs, and thus, are considered Level 3 inputs.  See Note 4 for further information on the impairment of these long-lived assets.  During fiscal year 2012, the Company recorded a goodwill impairment charge of $48.5 million.  The fair value of goodwill was determined to be $284.1 million, using assumptions of projected new unit growth, future trends in sales, profitability, changes in working capital along with an appropriate discount rate.  The majority of the inputs are unobservable and thus are considered to be Level 3 inputs.

6.	Commitments and Contingencies

Litigation

Based upon information currently available, the Company is not a party to any litigation that management believes could have a material effect on the Company’s business or the Company’s condensed consolidated financial statements.  The Company establishes reserves for litigation and similar matters when those matters present loss contingencies that we determine to be both probable and reasonably estimable in accordance with Accounting Standards Codification (“ASC”) 450, “Contingencies.” In the opinion of management, based on current knowledge and in part upon the advice of legal counsel, all matters are believed to be adequately covered by insurance or reserves, or, if not covered, the possibility of losses from such matters are believed to be remote or such matters are of such kind or involve such amounts that would not have a material adverse effect on the financial position, results of operations or cash flows of the Company if disposed of unfavorably.

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

7.	Share-Based Awards and Compensation Plans

Successor plan

On January 18, 2011, RHI adopted the Roadhouse Holding Inc. Stock Incentive Plan (the “2011 Plan”), pursuant to which options to purchase approximately 13%, or 345,000 shares, of the common stock of RHI on a fully diluted basis are available for grant to our directors, officers and key employees.  Approximately 95% of the total initial option pool was awarded on March 1, 2011.  On March 8, 2013, the 2011 Plan was amended to increase the number of shares authorized to 400,000 shares.  As of April 28, 2013, approximately 16% of the option pool remains available for future grants.  Options granted under the 2011 Plan expire on the ten-year anniversary of the grant date.

A portion of the stock options granted under the 2011 Plan are subject to time-based vesting and a portion are performance-based. Time-based options granted on March 1, 2011 vest ratably on each of October 4, 2011, 2012, 2013 and 2014. All other grants of time-based options vest ratably on either the first four or five anniversaries of the date of grant or other grant specified vesting date.  Compensation expense for these options is recognized over the requisite service period for the award.  Upon a change in control of RHI, all time-based options will fully vest.  Performance-based stock options do not become exercisable unless and until the Kelso Affiliates, in connection with certain change in control transactions (i) receive proceeds equal to or in excess of 1.75 times their initial investment and (ii) achieve an internal rate of return, or IRR, on their initial investment, compounded annually, of at least 10%.  The Company recognizes compensation expense for performance-based stock options when the achievement of the performance goals is deemed to be probable.

The following table summarizes stock option activity under the 2011 Plan for the thirty-nine weeks ended April 28, 2013:
	Time-based options		Performance-based options
	Number	Weighted average exercise price	Number	Weighted average exercise price
Options outstanding as of July 29, 2012	99,405	$100.00	198,845	$100.00
Granted	131,499	88.36	23,001	100.00
Exercised	-	-	-	-
Forfeited	(39,176)	100.00	(78,354)	100.00
Options outstanding as of April 28, 2013	191,728	$92.02	143,492	$100.00
As of April 28, 2013
Options vested	27,482		-
Options exercisable	27,482		-

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

The condensed consolidating financial information of Logan’s Roadhouse, Inc. and the guarantors is presented below:

Condensed Consolidated Balance Sheets
April 28, 2013:	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
ASSETS
Current assets	$-	$44,142	$-	$44,142
Property and equipment, net	-	233,388	-	233,388
Other assets	1,680	135,231	(120,286)	16,625
Investment in subsidiary	331,491	-	(331,491)	-
Goodwill	-	284,078	-	284,078
Tradename	-	71,694	-	71,694
Other intangible assets, net	-	19,793	-	19,793
Total assets	$333,171	$788,326	$(451,777)	$669,720
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities	$-	$59,748	$-	$59,748
Long-term debt	-	355,000	-	355,000
Deferred income taxes	-	32,361	-	32,361
Other long-term obligations	120,286	42,590	(120,286)	42,590
Stockholder’s equity	212,885	298,627	(331,491)	180,021
Total liabilities and stockholder’s equity	$333,171	$788,326	$(451,777)	$669,720

July 29, 2012:	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
ASSETS
Current assets	$-	$52,620	$-	$52,620
Property and equipment, net	-	239,553	-	239,553
Other assets	1,680	135,577	(118,730)	18,527
Investment in subsidiary	330,503	-	(330,503)	-
Goodwill	-	284,078	-	284,078
Tradename	-	71,694	-	71,694
Other intangible assets, net	-	21,354	-	21,354
Total assets	$332,183	$804,876	$(449,233)	$687,826
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities	$-	$76,511	$-	$76,511
Long-term debt	-	355,000	-	355,000
Deferred income taxes	-	32,561	-	32,561
Other long-term obligations	118,730	39,702	(118,730)	39,702
Stockholder’s equity	213,453	301,102	(330,503)	184,052
Total liabilities and stockholder’s equity	$332,183	$804,876	$(449,233)	$687,826

Condensed Consolidated Statements of Operations
Thirteen weeks ended April 28, 2013	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
Total revenues	$-	$175,501	$-	$175,501
Total costs and expenses	77	166,917	-	166,994
Operating (loss) income	(77)	8,584	-	8,507
Interest expense, net	521	9,850	-	10,371
Loss before income taxes	(598)	(1,266)	-	(1,864)
Income tax benefit	(521)	(1,858)	-	(2,379)
Net (loss) income	$(77)	$592	$-	$515

Thirteen weeks ended April 29, 2012	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
Total revenues	$-	$170,169	$-	$170,169
Total costs and expenses	8	153,103	-	153,111
Operating (loss) income	(8)	17,066	-	17,058
Interest expense, net	512	9,612	-	10,124
(Loss) income before income taxes	(520)	7,454	-	6,934
Income tax expense (benefit)	359	(1,722)	-	(1,363)
Net (loss) income	$(879)	$9,176	$-	$8,297

Thirty-nine weeks ended April 28, 2013	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
Total revenues	$-	$487,364	$-	$487,364
Total costs and expenses	146	468,669	-	468,815
Operating (loss) income	(146)	18,695	-	18,549
Interest expense, net	1,556	29,076	-	30,632
Loss before income taxes	(1,702)	(10,381)	-	(12,083)
Income tax benefit	(1,134)	(6,918)	-	(8,052)
Net loss	(568)	(3,463)	-	(4,031)

Thirty-nine weeks ended April 29, 2012	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
Total revenues	$-	$471,855	$-	$471,855
Total costs and expenses	59	438,537	-	438,596
Operating (loss) income	(59)	33,318	-	33,259
Interest expense, net	1,529	28,085	-	29,614
(Loss) income before income taxes	(1,588)	5,233	-	3,645
Income tax expense (benefit)	388	(2,311)	-	(1,923)
Net (loss) income	(1,976)	7,544	-	5,568

Condensed Consolidated Statements of Cash Flows
Thirty-nine weeks ended April 28, 2013	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
Net cash provided by (used in) operating activities	$988	$(4,090)	$-	$(3,102)
Net cash used in investing activities	(988)	(11,489)	-	(12,477)
Net cash provided by financing activities	-	-	-	-
Decrease in cash and cash equivalents	-	(15,579)	-	(15,579)
Cash and cash equivalents, beginning of period	-	21,732	-	21,732
Cash and cash equivalents, end of period	$-	$6,153	$-	$6,153

Thirty-nine weeks ended April 29, 2012	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
Net cash (used in) provided by operating activities	$(447)	$12,547	$-	$12,100
Net cash provided by (used in) investing activities	447	(24,893)	-	(24,446)
Net cash used in financing activities	-	(1,450)	-	(1,450)
Decrease in cash and cash equivalents	-	(13,796)	-	(13,796)
Cash and cash equivalents, beginning of period	-	19,103	-	19,103
Cash and cash equivalents, end of period	$-	$5,307	$-	$5,307

9.	Supplemental Cash Flow Information

The following table presents supplemental cash flow information:
	April 28, 2013	April 29, 2012
Cash paid for:
Interest, excluding amounts capitalized	$38,190	$38,011
Income taxes	177	521

10.	Restructuring

In connection with the departure of two officers during the thirteen weeks ended April 28, 2013, the Company incurred a one-time charge of $1.3 million related to termination benefits and recorded an adjustment of $0.1 million for the forfeiture of options to purchase stock, within general and administrative expenses.  In addition, as of April 28, 2013, RHI incurred a liability to one of the former officers of $0.4 million related to the repurchase of shares of RHI common stock.  Thus, as of April 28, 2013, 2,280,500 shares were issued and outstanding and owned by Kelso Affiliates (98%) and Management Investors (2%).  The other repurchase closed early in the fourth quarter of fiscal year 2013, resulting in an additional RHI liability of $1.8 million.  Pursuant to the Roadhouse Holding Inc. Stockholders Agreement, the Board of Directors determined that the payment of the purchase price in conjunction with the repurchase of shares would be delayed resulting in a liability to the former officers.

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

General

Logan’s Roadhouse is a family-friendly, casual dining restaurant chain that revisits the classic roadhouse from days past and brings it to life in a modern way through our craveable food, abundance and affordability, welcoming hospitality and upbeat atmosphere.  Our restaurants have a relaxed, come-as-you-are environment where we encourage our customers to enjoy “bottomless buckets” of roasted in-shell peanuts and to toss the shells on the floor.  Our entrée portions are generous and generally include a choice of two side items, all at affordable prices.  We are committed to serving a variety of fresh food from specially seasoned aged steaks to farm-fresh salads to our made-from-scratch yeast rolls.  We believe the freshness and distinctive flavor profiles of our signature dishes, coupled with the variety of our menu, differentiates us from our competitors.  Our restaurants, which are open for lunch and dinner seven days a week, serve a broad and diverse customer base.   We opened our first restaurant in Lexington, Kentucky in 1991 and as of April 28, 2013 have grown to a total of 232 company-owned restaurants and 26 franchised restaurants located across 23 states.

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

Growing our restaurant base.  We believe differentiated, moderately priced roadhouse concepts have broad customer appeal and remain underpenetrated relative to the bar and grill and steakhouse segments within casual dining.  We intend to focus on disciplined growth of our brand by strategically opening additional company-owned restaurants in existing and adjacent states to gain operational efficiencies and strengthen our brand presence.  We plan to open 13 company-owned restaurants in fiscal year 2013, of which 12 have been opened as of April 28, 2013.  The lower growth rate in fiscal year 2013 reflects our commitment to fund our planned capital expenditures through net cash provided from operations and operating lease financing.

Growing sales in existing restaurants. Growth in restaurant sales can be driven by increased customer traffic as well as an increase in average check which can be driven by menu price increases and changes in menu mix.  In the thirty-nine weeks ended April 28, 2013, our comparable restaurant sales decreased 2.1% driven by a customer traffic decline of 2.8% partially offset by an increase in our average check of 0.7%.  We believe our customer traffic softness is driven by our value-oriented customer base that remains impacted by high levels of unemployment and lower discretionary income as well as a highly competitive restaurant environment with increased advertising, discounting and promotional activity.  In the early years of the recession, our value message proved to be highly relevant and we outperformed our competitors by emphasizing value and the variety of our menu offerings.  Over time, our competitors have increased their promotional activity and discount offerings which has impacted our competitive value position.

In order to address the challenging economic and competitive environment and drive traffic into our restaurants, we are focused on two key areas:  first, improving the restaurant experience with a focus on great steaks and service to ensure we consistently execute at the level required to build customer loyalty; and second, improving the differentiation and effectiveness of our advertising.  We improved our operational oversight by adding an incremental level of field supervision.  We expect the improved oversight and accountability to result in more consistent execution of our food and service standards.  In addition, we recently hired a new Chief Executive Officer with more than 30 years of restaurant leadership experience to assess our current competitive position and provide strategic direction for the future of our brand.  We have undertaken guest and market research to gain feedback and insight to help inform our business decisions, and we have hired a Chief Marketing Officer to lead our marketing and culinary teams.  We expect to continue to promote a value message which we believe is important to our customers in the current economic environment, but we will also emphasize the quality of our food and the differentiation of our brand.

Growing margins.  In addition to traffic declines and loss of sales leverage, our restaurant operating margins have been negatively impacted by commodity inflation, especially beef, which accounts for approximately one-third of our cost of goods sold.  We expect commodity inflation to continue to pressure our restaurant operating margins.  As a result, we will remain focused on disciplined cost management and look for opportunities to save costs in areas that are not adding value to the customer experience.

In fiscal year 2013, we expect our customers will continue to be impacted by high unemployment levels and other general economic challenges, which will limit their discretionary income.  As a result, we anticipate that the landscape will remain competitive as restaurant operators compete for market share in a challenging environment.  We also expect cost pressures primarily in the form of commodity inflation driven by overall tighter supplies.  We plan to continue to focus on protecting restaurant margins while executing our core strategies of disciplined restaurant growth and consistently delivering a great value and unique dining experience to our customers.  Our ability to open new restaurants with strong unit level returns along with revenue and margin growth in existing restaurants will be key drivers to improved operational and financial results.

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

Adjusted EBITDA.  We also evaluate our performance by using non-GAAP financial measures utilized by us and others in the restaurant industry.  In particular, we regularly review our Adjusted EBITDA, which is described in more detail in “Other Non-GAAP Financial Measures” section below.

Presentation of Results

Our fiscal year ends on the Sunday closest to July 31.  Throughout this report all references to “Q3 2013”and “Q3 2012” relate to the thirteen week periods ended April 28, 2013 and April 29, 2012, respectively, and all references to “YTD 2013” and “YTD 2012” relate to the thirty-nine week periods ended April 28, 2013 and April 29, 2012, respectively.

Results of Operations

Thirteen weeks ended April 28, 2013 (Q3 2013)

•
We opened four new restaurants, each with ground and building leases, with a gross capital investment of $8.9 million and pre-opening costs (excluding rent) of $0.9 million.  Proceeds of $4.9 million related to three of the restaurants opened in Q3 2013 were not received in the quarter but will be reimbursed upon completion of planned sale and leaseback transactions.

•	Comparable restaurant sales for Q3 2013 decreased 1.4%, our average check increased by 0.1% and customer traffic decreased by 1.5% for company-owned restaurants.
•	Net income decreased $7.8 million from Q3 2012 to $0.5 million in Q3 2013.
•	Adjusted EBITDA decreased 18.6% from Q3 2012, or $4.9 million, to $21.4 million in Q3 2013.
•
Cash and cash equivalents declined by $15.6 million from July 29, 2012.  Primary drivers of the change in cash flow include interest payments of $38.2 million and net capital expenditures of $12.5 million, which were funded by cash on hand and cash flows from operations.  As of April 28, 2013, we had spent $6.2 million in capital expenditures that will be reimbursed upon completion of planned sale and leaseback transactions.

The following tables and discussion summarize key components of our operating results expressed as a dollar amount and as a percentage of total revenues or net sales.
	Thirteen weeks ended				Thirty-nine weeks ended
(In thousands)	April 28, 2013		April 29, 2012		April 28, 2013		April 29, 2012
Statement of operations data:
Revenues:
Net sales	$174,924	99.7%	$169,585	99.7%	$485,749	99.7%	$470,234	99.7%
Franchise fees and royalties	577	0.3	584	0.3	1,615	0.3	1,621	0.3
Total revenues	175,501	100.0	170,169	100.0	487,364	100.0	471,855	100.0
Costs and expenses:
(As a percentage of net sales)
Restaurant operating costs:
Cost of goods sold	59,656	34.1	54,792	32.3	163,538	33.7	154,127	32.8
Labor and other related expenses	50,246	28.7	48,187	28.4	143,497	29.5	137,777	29.3
Occupancy costs	13,095	7.5	12,281	7.2	39,459	8.1	36,210	7.7
Other restaurant operating expenses	26,388	15.1	25,473	15.0	77,880	16.0	72,748	15.5
(As a percentage of total revenues)
Depreciation and amortization	5,265	3.0	5,165	3.0	15,679	3.2	14,954	3.2
Pre-opening expenses	849	0.5	1,020	0.6	2,523	0.5	4,088	0.9
General and administrative	9,053	5.2	6,193	3.6	23,096	4.7	18,584	3.9
Restaurant impairment and closing charges	2,442	1.4	-	-	3,143	0.6	108	-
Total costs and expenses	166,994	95.2	153,111	90.0	468,815	96.2	438,596	93.0
Operating income	8,507	4.8	17,058	10.0	18,549	3.8	33,259	7.0
Interest expense, net	10,371	5.9	10,124	5.9	30,632	6.3	29,614	6.3
(Loss) income before income taxes	(1,864)	(1.1)	6,934	4.1	(12,083)	(2.5)	3,645	0.8
Income tax benefit	(2,379)	(1.4)	(1,363)	(0.8)	(8,052)	(1.7)	(1,923)	(0.4)
Net income (loss)	$515	0.3%	$8,297	4.9%	$(4,031)	-0.8%	$5,568	1.2%

Restaurant Unit Activity
	Company	Franchise	Total
Restaurants at July 29, 2012	220	26	246
Openings	12	-	12
Closures	-	-	-
Restaurants at April 28, 2013	232	26	258

Q3 2013 (13 weeks) Compared to Q3 2012 (13 weeks) and YTD 2013 (39 weeks) Compared to YTD 2012 (39 weeks)

TOTAL REVENUES

Net sales consist of food and beverage sales of company-owned restaurants and other miscellaneous income.  Net sales increased by $5.3 million, or 3.1%, to $174.9 million in Q3 2013 compared to Q3 2012.  This increase is primarily due to the opening of new restaurants and was partially offset by a 1.4% decline in comparable restaurant sales.  Net sales increased by $15.5 million, or 3.3%, to $485.7 million in YTD 2013 compared to YTD 2012.  This increase is primarily due to the opening of new restaurants and was partially offset by a 2.1% decline in comparable restaurant sales.

The following table summarizes the period over period changes and key net sales drivers at company-owned restaurants for the periods presented:
	Thirteen weeks ended		Thirty-nine weeks ended
	April 28, 2013	April 29, 2012	April 28, 2013	April 29, 2012
Company-owned restaurants:
Increase in restaurant operating weeks	5.7%	9.0%	7.1%	9.2%
Decrease in average unit volume	-2.6%	-2.3%	-3.8%	-2.3%
Total increase in restaurant sales	3.1%	6.7%	3.3%	6.9%

Comparable restaurants	201	186	196	184
Change in comparable restaurant sales	-1.4%	-0.8%	-2.1%	-0.9%
Restaurant operating weeks	2,991	2,829	8,838	8,251
Average check	$13.88	$13.81	$13.66	$13.53

The increase in restaurant operating weeks for the periods presented above was due to the opening of new restaurants.  The decreases in average unit volume were primarily driven by customer traffic declines in both our comparable restaurant base and our newer restaurants.  For our comparable restaurants, the decrease in customer traffic was 1.5% and 2.8% in Q3 2013 and YTD 2013, respectively.  Also impacting comparable restaurant sales was an increase in average check of 0.1% and 0.7% in Q3 2013 and YTD 2013.  The change in average check was favorably impacted by increased menu pricing of 1.5% and 2.1% in Q3 2013 and YTD 2013, respectively; improved liquor, beer and wine sales and unfavorably impacted by a mix shift towards new promotional offers.

Franchise fees and royalties, for our two franchisees that operate 26 restaurants, remained relatively consistent for the periods presented.

TOTAL COSTS AND EXPENSES

Total costs and expenses increased $13.9 million, or 9.1%, to $167.0 million in Q3 2013 compared to Q3 2012 and increased $30.2 million, or 6.9%, to $468.8 million in YTD 2013 compared to YTD 2012.  As a percent of total revenues, total costs and expenses in Q3 2013 were 95.2%, which increased from 90.0% in Q3 2012 and 96.2% in YTD 2013, which increased from 93.0% in YTD 2012.  The primary drivers of the fluctuations in total costs and expenses are as follows:

Cost of goods sold

Cost of goods sold consists of food and beverage costs, along with related purchasing and distribution costs.  Costs of goods sold, as a percentage of net sales, increased to 34.1% in Q3 2013 from 32.3% in Q3 2012 and increased to 33.7% in YTD 2013 from 32.8% in YTD 2012.  The increase in Q3 2013 and YTD 2013 over the prior year periods was due to commodity inflation along with unfavorable menu mix as customers traded into lower margin menu items, partially offset by menu pricing.  Commodity inflation was 5.5% in Q3 2013 and 3.2% in YTD 2013.

Labor and other related expenses

Labor and other related expenses consists of all restaurant management and hourly labor costs, including salaries, wages, benefits, bonuses and other indirect labor costs.  Labor and other related expenses, as a percentage of net sales, increased to 28.7% in Q3 2013 from 28.4% in Q3 2012 and increased to 29.5% in YTD 2013 from 29.3% in YTD 2012.  The primary drivers of the increase in Q3 2013 compared to Q3 2012 are lost sales leverage on fixed labor components and an increase in employee benefits.  The increase in YTD 2013 compared to YTD 2012 is due to lost sales leverage on fixed labor components partially offset by hourly wage rate efficiency.

Occupancy costs

Occupancy costs include rent, common area maintenance, property taxes, licenses and other related fees.  Occupancy costs, as a percentage of net sales, increased to 7.5% in Q3 2013 from 7.2% in Q3 2012 and increased to 8.1% in YTD 2013 from 7.7% in YTD 2012.  The increases in both periods are driven primarily by lost sales leverage due to the fixed nature of these costs and an increase in the mix of land and building leases for our new restaurant openings versus our existing restaurant base.

Other restaurant operating expenses

Other restaurant operating expenses include all restaurant-level operating costs, the major components of which are operating supplies, utilities, repairs and maintenance, advertising, general liability and credit card fees.  Other restaurant operating expenses, as a percentage of net sales, increased to 15.1% in Q3 2013 from 15.0% in Q3 2012 and increased to 16.0% in YTD 2013 from 15.5% in YTD 2012.  The increase in Q3 2013 compared to Q3 2012 resulted from increased maintenance and other recurring operating expenses, partially offset by a decrease in advertising costs and loss on disposal of assets due to facility improvements in the prior year period.  The increase in YTD 2013 compared to YTD 2012 resulted primarily from increased maintenance and other recurring operating expenses and increased advertising costs partially offset by a decrease in loss on disposal of assets due to facility improvements in the prior year period.

Depreciation and amortization

Depreciation and amortization includes the depreciation of fixed assets and capitalized leasehold improvements and the amortization of intangible assets.  Depreciation and amortization, as a percentage of total revenues, was consistent at 3.0% for Q3 2013 and Q3 2012 and 3.2% for YTD 2013 and YTD 2012.

Pre-opening expenses

Pre-opening expenses consist of costs related to a new restaurant opening and primarily include manager salaries, employee payroll, travel, non-cash rent expense and other costs related to training and preparing new restaurants for opening.  Pre-opening expenses will fluctuate from period to period based on the number and timing of restaurant openings.  Our pre-opening costs (excluding rent) have remained constant at approximately $0.2 million per opening.

General and administrative

General and administrative expenses are comprised of expenses associated with corporate and administrative functions that support restaurant operations and development.  General and administrative expenses, as a percentage of total revenues, increased to 5.2% in Q3 2013 from 3.6% in Q3 2012 and increased to 4.7% in YTD 2013 from 3.9% in YTD 2012.  The increase in Q3 2013 compared to Q3 2012 resulted from termination benefits related to the departure of two officers, recruiting and other costs related to the hiring of a new Chief Executive Officer, the write off of site selection costs for restaurant locations no longer being pursued and increased compensation expense related to stock options.   The increase in YTD 2013 compared to YTD 2012 was driven by the same drivers as the quarterly periods and an increase in legal and professional fees.

Restaurant impairment and closing charges

Restaurant impairment and closing charges include long-lived asset impairment charges and restaurant closing charges.  In Q3 2013, we recorded $2.4 million of restaurant impairment charges related to the impairment of five restaurants and the write off of asset additions related to restaurants that were fully impaired in prior periods.  Additionally, restaurant impairment charges in the prior quarter resulted in a charge of $0.7 million, for a total charge in YTD 2013 of $3.1 million.  In YTD 2012, we recorded $0.1 million of restaurant impairment charges for asset additions to restaurants that were fully impaired in prior years.

INTEREST EXPENSE, NET

Interest expense, net consists primarily of interest expense related to our debt, net of interest income, see the “Liquidity and Capital Resources” section for further detail.  Interest expense, net increased to $10.4 million in Q3 2013 from $10.1 million in Q3 2012 due to less capitalized interest from a reduction in the number of new restaurant openings.  Interest expense, net increased to $30.6 million in YTD 2013 from $29.6 million in YTD 2012 as a result of an adjustment to debt amortization costs which decreased interest expense in the first quarter of fiscal year 2012.

INCOME TAX EXPENSE

Our effective tax rate (“ETR”) was 66.6% in YTD 2013 and a tax benefit of 52.8% in YTD 2012.  The change in rates is driven primarily by projected pre-tax income in the prior year period compared to pre-tax loss in YTD 2013, the effect of increased wage based credits in YTD 2013 due to the retroactive reinstatement of the Work Opportunity Tax Credit, and the impact of the final release of escrow funds to option holders in YTD 2012.  Both rates include the magnified effect of wage based credits on low pre-tax income.  In addition, as our ETR is highly sensitive to estimates of income or loss due to relatively low pre-tax income (loss) and significant wage credits, beginning in the second quarter of fiscal year 2013 we adopted the method of using the actual year-to-date rate as of each interim period, as we believe that this provides the best estimate of our year-to-date income tax expense.

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

We also present Adjusted EBITDA because it is substantially similar to “Consolidated EBITDA,” a defined measure which is used in calculating financial ratios in material debt covenants and other calculations in the Indenture and the Credit Agreement. We believe that presenting Adjusted EBITDA is appropriate to provide additional information to investors about how the covenants in the agreements governing our debt facilities operate. The Credit Agreement and the Indenture may permit us to exclude other non-cash charges and specified non-recurring expenses in calculating Consolidated EBITDA in future periods, which are not reflected in the Adjusted EBITDA data presented in this Quarterly Report.

The following table sets forth a reconciliation of net income (loss), the most directly comparable GAAP financial measure, to EBITDA, Adjusted EBITDA and Adjusted EBITDAR.
	Thirteen weeks ended		Thirty-nine weeks ended
(In thousands)	April 28, 2013	April 29, 2012	April 28, 2013	April 29, 2012
Net income (loss)	$515	$8,297	$(4,031)	$5,568
Interest expense, net	10,371	10,124	30,632	29,614
Income tax benefit	(2,379)	(1,363)	(8,052)	(1,923)
Depreciation and amortization	5,265	5,165	15,679	14,954
EBITDA	13,772	22,223	34,228	48,213
Adjustments
Sponsor management fees(a)	250	250	750	750
Non-cash asset write-offs:
Restaurant impairment(b)	2,442	-	3,143	108
Loss on disposal of property and equipment(c)	1,235	1,616	1,766	2,085
Restructuring costs(d)	1,659	430	1,826	430
Pre-opening expenses (excluding rent)(e)	797	773	2,189	3,337
Losses on sales of property(f)	67	-	80	8
Non-cash rent adjustment(g)	834	918	3,215	3,353
Costs related to the Transactions(h)	-	-	20	43
Non-cash stock-based compensation(i)	241	40	714	530
Other adjustments(j)	84	5	174	25
Adjusted EBITDA	21,381	26,255	48,105	58,882
Cash rent expense(k)	10,073	9,448	29,694	27,388
Adjusted EBITDAR	$31,454	$35,703	$77,799	$86,270

(a)	Sponsor management fees consist of fees paid to the Kelso Affiliates under an advisory agreement.
(b)	Restaurant impairment charges were recorded in connection with the determination that the carrying value of certain of our restaurants exceeded their estimated fair value.
(c)	Loss on disposal of property and equipment consists of the loss on disposal or retirement of assets that are not fully depreciated.
(d)	Restructuring costs include severance, hiring replacement costs and other related charges.
(e)	Pre-opening expenses (excluding rent) include expenses directly associated with the opening of a new restaurant.
(f)	We recognize losses in connection with the sale and leaseback of restaurants when the fair value of the property being sold is less than the undepreciated cost of the property.
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
(j)
Other adjustments include non-recurring professional fees, ongoing expenses of closed restaurants, inventory write-offs, employee termination buyouts and incidental charges related to restaurant closings.

(k)	Cash rent expense represents actual cash payments required under our leases.

Our Q3 2013 Adjusted EBITDA was $21.4 million, a decrease of 18.6%, compared to Adjusted EBITDA of $26.3 million in Q3 2012.  Our YTD 2013 Adjusted EBITDA was $48.1 million, a decrease of 18.3%, compared to Adjusted EBITDA of $58.9 million in YTD 2012.  The decrease in Adjusted EBITDA for Q3 2013 compared to Q3 2012 and YTD 2013 compared to YTD 2012 was primarily driven by a decline in comparable restaurant sales and the resulting loss of sales leverage on fixed costs, as well as increased commodity inflation, partially offset by contributions from our new restaurant openings.

Liquidity and Capital Resources

Summary

Our primary requirements for liquidity and capital are new restaurant development and debt service requirements.  Historically, our primary sources of liquidity and capital resources have been net cash provided from operating activities and operating lease financing.  Based on our current restaurant development plans, we anticipate that our cash position, our expected cash flows from operations and availability under the Senior Secured Revolving Credit Facility will be sufficient to finance our planned capital expenditures, operating activities and debt service requirements. However, our ability to fund future operating expenses and capital expenditures and our ability to make scheduled payments of interest on, to pay principal of or to refinance our indebtedness and to satisfy any other of our present or future debt obligations will depend on our future operating performance which will be affected by general economic, financial and other factors beyond our control.  As of April 28, 2013, we had $6.2 million of cash and cash equivalents.

Consistent with many other restaurant and retail chain store operations, we utilize operating lease arrangements and sale and leaseback arrangements and believe that these financing methods provide a useful source of capital in a financially efficient manner.

As part of the Transactions, we entered into the Senior Secured Revolving Credit Facility, which provides for up to $30.0 million of borrowings. The Senior Secured Revolving Credit Facility is available to fund working capital and for general corporate purposes. As of April 28, 2013, we had no borrowings drawn on the Senior Secured Revolving Credit Facility and $3.2 million of outstanding letters of credit resulting in available credit of $26.8 million.  Due to the timing of our semi-annual interest payments, capital expenditures and related sale and leaseback reimbursements associated with new restaurant openings, we may borrow on our Senior Secured Revolving Credit Facility; however we do not expect these borrowings to be long-term.  We expect the annual cash flow from operations to cover capital expenditures and debt service requirements in the remainder of fiscal year 2013.

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

The Senior Secured Revolving Credit Facility and the Indenture that governs the Senior Secured Notes contain financial and operating covenants.  The financial covenants include a maximum consolidated leverage ratio calculated as total debt outstanding divided by Adjusted EBITDA; a minimum consolidated interest coverage ratio calculated as Adjusted EBITDAR divided by the sum of interest expense and cash rent; and a maximum capital expenditure limit and are specific to the Senior Secured Revolving Credit Facility.  The non-financial covenants include prohibitions on our ability to incur certain additional indebtedness or to pay dividends.  Additionally, the Indenture subjects us to the reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, as a non-accelerated filer, even if we are not specifically required to comply with such sections otherwise.  Failure to comply with these covenants constitutes a default and may lead to the acceleration of the principal amount and accrued and unpaid interest on the Senior Secured Notes.  Effective April 26, 2013, we amended our Senior Secured Revolving Credit Facility which adjusted our covenant requirements.  For each fiscal year 2013, 2014, 2015 and 2016, the amendment increased our maximum consolidated leverage ratio, decreased our minimum consolidated interest coverage ratio and reduced our maximum capital expenditure limits as compared to the previously amended covenants.  In addition the amendment changed the definition of Consolidated EBITDA to allow $1.0 million of cash severance payments in any fiscal year to be excluded from the required deduction of cash payments relating to a prior period non-cash addback and amended mandatory prepayments to include net cash proceeds from the sale of certain assets.  We ended the third quarter of fiscal year 2013 with a leverage ratio of 5.41 times Adjusted EBITDA, compared to our maximum allowable leverage ratio of 7.00 times and an interest coverage ratio of 1.29, compared to our minimum allowable interest coverage ratio of 1.10.  As of April 28, 2013, we were in compliance with all material covenants and expect to remain in compliance throughout fiscal year 2013.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities:
	Thirty-nine weeks ended
(In thousands)	April 28, 2013	April 29, 2012
Total cash (used in) provided by:
Operating activities	$(3,102)	$12,100
Investing activities	(12,477)	(24,446)
Financing activities	-	(1,450)
Decrease in cash and cash equivalents	$(15,579)	$(13,796)

Operating activities

Cash flows from operating activities in YTD 2013 and YTD 2012 were impacted by $38.2 million and $38.0 million, respectively, of cash paid for interest, offset by cash flows generated from operations.  Additionally, declining restaurant margins, increased general and administrative expenses and a decline in negative working capital contributed to a decrease in cash flows from operations in YTD 2013 as compared to YTD 2012.

We had negative working capital of $15.6 million and $20.3 million at April 28, 2013 and April 29, 2012, respectively.  Like many other restaurant companies, we are able, and expect to operate with negative working capital.  Restaurant operations do not require significant inventories and substantially all sales are for cash or paid by third-party credit cards.

Investing activities

Cash used in investing activities primarily represents capital expenditures for new restaurant growth.  Capital expenditures decreased to $12.5 million in YTD 2013 from $24.4 million in YTD 2012.  The decrease was due to the number of new restaurant openings, timing of new restaurants under construction and the mix of ground versus ground and building leases.  During YTD 2013 and YTD 2012, capital expenditures were offset by proceeds from sale and leaseback transactions of $10.1 million and $11.3 million, respectively.

Financing activities

Draws on the Senior Secured Revolving Credit Facility during YTD 2013 and YTD 2012 of $12.6 million and $18.4 million, respectively, were fully repaid during each period.  Cash used in financing activities in YTD 2012 also included $1.5 million for the repurchase of shares of RHI stock in conjunction with the departure of two officers.

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

Recent Accounting Pronouncements

Information regarding new accounting pronouncements is included within Note 1 to our unaudited condensed consolidated financial statements in Part I, Item 1 of this report.

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

Four food categories (beef, produce, seafood and chicken) account for the largest share of our cost of goods sold (at 33%, 10%, 9% and 8%, respectively, in the thirty-nine week period ended April 28, 2013).  Other categories affected by commodity price fluctuations, such as pork, cheese and dairy, may each account for 4-6%, individually, of our purchases.  With respect to our commodity outlook for the remainder of fiscal year 2013, we have fixed price contracts on approximately 70% of our commodity needs.  We expect commodity inflation to be in the range of 3-5% for fiscal year 2013 adn in the range of 2-3% for fiscal year 2014.  We will continue to monitor the commodity markets and may enter into additional fixed price contracts depending on market conditions.

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

Our restaurants are also impacted by changes in fuel prices.  Our third party distributor charges us for the diesel fuel used to deliver inventory to our restaurants.  During the fourth quarter of fiscal year 2012, we entered into a forward contract to procure certain amounts of diesel fuel from our third party distributor at set prices in order to mitigate our exposure to unpredictable fuel prices.  The forward contract was subsequently amended in the third quarter of fiscal year 2013 which extended the termination date to July 31, 2014.  The effect of the fuel derivative instrument was immaterial to our unaudited condensed consolidated financial statements for the thirty-nine week period ended April 28, 2013.

Interest rate risk

We are subject to interest rate risk in connection with borrowings under the Senior Secured Revolving Credit Facility, which bears interest at variable rates.  As of April 28, 2013, we had no outstanding borrowings on our Senior Secured Revolving Credit Facility.  There is no interest rate risk associated with our Senior Secured Notes, as the interest rate is fixed at 10.75% per annum.

ITEM 4—CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of April 28, 2013.

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

ITEM 5—OTHER INFORMATION

On March 8, 2013, the Roadhouse Holding Inc. Stock Incentive Plan was amended to increase the number of shares authorized for issuance thereunder from 345,000 shares of common stock of RHI to 400,000 shares.

On March 20, 2013, the Company entered into a Separation and Release Agreement (the “Separation Agreement”) with Robert R. Effner, our Chief Development Officer.  Pursuant to the Separation Agreement, Mr. Effner will be entitled to a severance benefit of continued payment of base salary for fifty-two weeks following termination of employment as well as continued payment of the Company’s contribution towards health benefits.  Mr. Effner’s equity in RHI, which includes shares of RHI common stock purchased and held, will be treated as set forth in the relevant plans and agreements related thereto.  In addition, pursuant to the Separation Agreement, all unvested stock options held by Mr. Effner terminated and Mr. Effner waived his right to exercise any vested stock options.  Under the Separation Agreement, Mr. Effner is subject to noncompetition and nonsolitication provisions for a period of one year and two years, respectively, following termination.  The Separation Agreement also contains customary confidentiality provisions and a full release of any claims against the Company by Mr. Effner.  The Separation Agreement is attached hereto as Exhibit 10.1.

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

4.6	Form of 10.75% Senior Secured Note due 2017 (included in Exhibit 4.5 hereto).*
10.1	Separation and Release Agreement, dated March 20, 2013, by and between Logan’s Roadhouse, Inc., Roadhouse Holding Inc. and Robert R. Effner.
10.2	Amendment No. 1 to Roadhouse Holding Inc. Stock Incentive Plan.
10.3
Amendment No. 2, dated as of April 26, 2013, among Logan’s Roadhouse, Inc., LRI Holdings, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent and the lenders a party thereto, to the Credit Agreement, dated as of October 4, 2010.**

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
101
The following unaudited financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 28, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholder’s Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.***

*	Filed previously by the Company as an exhibit to Registration Statement on Form S-4 (File No. 333-173579) filed on April 18, 2011 and incorporated herein by reference.
**	Filed previously by the Company as an exhibit to a Current Report on Form 8-K filed on May 6, 2013 and incorporated herein by reference.
***	Furnished electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

LRI Holdings, Inc.

Date: June 11, 2013	By:	/s/ Amy L. Bertauski
Amy L. Bertauski
Chief Financial Officer, Treasurer and Secretary
(Duly Authorized Officer)
Date: June 11, 2013

	By:	/s/ Nicole A. Williams
Nicole A. Williams
Vice President - Controller
(Principal Accounting Officer)