Form 10-K
period 2013-07-28
LRI HOLDINGS, INC.
filed 2013-10-28
CIK 1383875

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 28, 2013
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐ Yes    ☒ No
As of October 28, 2013, the registrant has 1 Common Unit, $0.01 par value, outstanding (which is owned by Roadhouse Parent Inc., the registrant’s direct owner), and is not publicly traded.
DOCUMENTS INCORPORATED BY REFERENCE --- NONE.

LRI Holdings, Inc.
Annual Report on Form 10-K
Fiscal year ended July 28, 2013

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

Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, growth strategies and the markets in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this report.  In addition, even if our results of operations, financial condition and liquidity, and the markets in which we operate are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods.  A number of important factors could cause actual results to differ materially from those contained in or implied by the forward-looking statements, including those reflected in forward-looking statements relating to our operations and business, the risks and uncertainties discussed in this Annual Report on Form 10-K (See Item 1A Risk Factors) and those described from time to time in our other filings with the Securities and Exchange Commission (“SEC”).  Factors that could cause actual results to differ from those reflected in forward-looking statements relating to our operations and business include:

•	our ability to successfully execute our strategy and open new restaurants that are profitable;

•	macroeconomic conditions;

•	our ability to compete with many other restaurants;

•	potential negative publicity regarding food safety and health concerns;

•	health concerns arising from the outbreak of viruses or food-borne illness;

•	the effects of seasonality and weather conditions on sales;

•	changes in food and supply costs;

•	our reliance on certain vendors, suppliers and distributors;

•	impairment charges on certain long-lived or intangible assets;

•	our ability to attract and retain qualified executive officers and employees while also controlling labor costs;

•	our ability to adapt to escalating labor costs;

•	our ability to maintain insurance that provides adequate levels of coverage against claims;

•	legal complaints or litigation;

•	our ability to obtain and maintain required licenses and permits or to comply with alcoholic beverage or food control regulations;

•	the reliability of our information systems;

•	costs resulting from breaches of security of confidential information;

•	our ability to protect and enforce our intellectual property rights;

•	our franchisees’ actions;

•	the cost of compliance with federal, state and local laws;

•	any potential strategic transactions;

•	our ability to execute the strategies to revitalize our brand;

•	the acceptability of terms for future capital;

•	control of us by the Kelso Affiliates;

•	our ability to maintain effective internal controls over financial reporting and the resources and management oversight required to comply with the requirements of the Sarbanes-Oxley Act of 2002;

•	our reduced disclosure due to our status as an emerging growth company;

•	our substantial indebtedness;

•	our ability to generate sufficient cash to service our indebtedness; and

•	our ability to incur additional debt.

ITEM 1—BUSINESS

Unless the context otherwise requires, references to “LRI Holdings,” the “Company,” “we,” “us,” and “our” in this Annual Report on Form 10-K (the “Report”) are references to LRI Holdings, Inc., its subsidiaries and predecessor companies.  LRI Holdings is the corporate parent of Logan’s Roadhouse, Inc.

General

Logan’s Roadhouse is a family-friendly, casual dining restaurant chain that recreates a traditional American roadhouse atmosphere offering customers value-oriented, high quality, craveable meals.  Our restaurants, which are open for lunch and dinner seven days a week, serve a broad and diverse customer base.  As of July 28, 2013, our restaurants operate in 23 states and are comprised of 233 company-owned restaurants and 26 franchise-owned restaurants.  Our company-owned restaurants and franchise restaurants provide similar products to similar customers, possess similar pricing structures and have similar long-term expected financial performance characteristics, as such, we have aggregated our restaurant and franchising operations into one single reporting segment.

The first Logan’s Roadhouse restaurant opened in Lexington, Kentucky in 1991.  Logan’s Roadhouse, Inc. was incorporated in 1995 in the state of Tennessee and operated as a public company from July 1995 through the acquisition by Cracker Barrel Old Country Store, Inc. (“Cracker Barrel”) in February 1999.  From February 1999 to December 2006, we were a wholly owned subsidiary of Cracker Barrel.  In December 2006, Bruckman, Rosser, Sherrill & Co. (“BRS”), Canyon Capital Advisors LLC (“Canyon Capital”), Black Canyon Capital LLC (“Black Canyon”) and their co-investors, together with our executive officers and other members of management, through LRI Holdings, a Delaware corporation, acquired Logan’s Roadhouse, Inc. (“Predecessor”).  On October 4, 2010, LRI Holdings (“Successor”) was acquired by certain wholly owned subsidiaries of Roadhouse Holding Inc. (“RHI”), a newly formed Delaware corporation, owned by affiliates of Kelso & Company, L.P. (the “Kelso Affiliates”) and certain members of management (the “Management Investors”).  Upon completion of the acquisition transactions (the “Transactions”), the Kelso Affiliates owned 97% and the Management Investors owned 3% of the outstanding capital stock of RHI.  Although the Company is a wholly owned subsidiary of an indirect wholly owned subsidiary of RHI, RHI is the ultimate parent of the Company.  Prior to October 4, 2010, RHI and its subsidiaries had no assets, liabilities or operations.  See note 3 to our consolidated financial statements in Item 15 of this Report for further discussion of the Transactions.

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

The Senior Secured Revolving Credit Facility and the Notes are discussed in greater detail in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources and in note 9 to our consolidated financial statements within Item 15 of this Report.

Our Concept and Strategy

Our roadhouse concept revisits the classic roadhouse from days past and provides a differentiated dining experience as an authentic, casual steakhouse. We attempt to create an atmosphere that is genuine, warm-hearted, and passionate, and we strive to make our customers lifelong friends. Timeless elements of our roadhouse design include rough-hewn cedar siding, concrete floors and exposed ceilings.  The roadhouse décor includes neon signs, branded murals, replica concert posters and a centrally located jukebox which allows customers to select their favorite music.   As part of our relaxed and inviting atmosphere, our customers are encouraged to enjoy “bottomless buckets” of roasted in-shell peanuts and made-from-scratch yeast rolls.  Our menu is thoughtfully prepared with a focus on wood-fire grilled specialties and we are committed to serving a variety of fresh food from specially seasoned aged steaks to farm-fresh salads to our signature entrees. We believe our restaurants are recognized by consumers for offering a strong value.  Our menu provides for generous entrée portions, inclusive sides, and a variety of combination meals.  We believe the freshness and distinctive flavor profiles of our signature dishes, coupled with the variety of our menu, differentiates us from our competitors. Our brand positioning is to create a differentiated and meaningful brand identity to increase customer visits and occasions.

Our vision for the future is based on opening successful new restaurants, consistently delivering great experiences to our customers and continually adapting our brand to best meet the needs of our current and future customers. We believe this focus will enable us to retain our loyal customers and attract new customers to our restaurants which will lead to sustainable, continually improving financial results.  We strive to create a unique experience that is so great that customers will eat out with us more often.  Our plan to accomplish this is built around the following strategies and initiatives:

•
Concept and Brand Revitalization: The roadhouse concept provides a broad platform from which to expand our customer base and strengthen our brand. Our brand must be relevant across all demographics and offer customers an affordable dining experience that exceeds their expectations. With a focus on all customer touch points, our brand revitalization efforts include testing new menu variations that will differentiate our menu offerings, excite our existing customers and attract new customers, while also improving the ease of operational execution; developing a new brand campaign while diversifying our marketing mix to reach potential customers in the most effective channels; enhancing the restaurant environment; and attracting, retaining and motivating the best managers and team members and giving them the tools needed to provide excellent customer service. We believe the strength of our brand lies in returning to our roots as a steakhouse that is known for high quality, great tasting food, service that creates lifelong friends, a fun atmosphere and value defined as a combination of price and experience.

•
Focus on Consistent Execution: Our research has shown a gap in our consistency of execution of exceptional food and exceptional service. We are evaluating our complete customer experience, including labor needs, ease of execution of our menu items and the effectiveness of our training programs to ensure we meet and exceed the expectations of our customers. Our pathway for fiscal year 2014 has been established to clearly and passionately focus on improving and enhancing the customer experience to position us as the brand of choice within the casual steakhouse category.

•
Achieve Revenue Growth in Existing Restaurants: Our strategy and focus is gaining market share through attracting new customers and increasing the frequency of visits of our current customers. We operate in a highly competitive casual dining industry where our customers have many choices for dining out. Our customers also remain sensitive to value as consumers continue to face pressures on discretionary income. Our promotional strategy has focused heavily on discounting and price, attracting a customer base that is extremely price sensitive. Over time, we have lost customers and market share to other competitors within the casual steakhouse segment who have focused on a more comprehensive definition of value that includes delivering a more consistent steak experience. As we work to revitalize our brand and improve our execution, we intend to focus on great steaks and great service at every day low prices creating value that promotes experience as well as price. We also intend to broaden our marketing mix to other channels to reach our target audience, including promoting local restaurant efforts in certain markets. We recently hired a new media planning and buying agency to help improve the efficiency and effectiveness of our message and late in fiscal year 2013 we hired one of the largest and most progressive global digital agencies who will partner with us to design and execute our holistic marketing strategy. In addition, our brand look and message will be evolving to signal change and broaden appeal. In fiscal year 2014, we intend to update our liquor, beer and wine offerings and recipes, improve our bar operations and further grow this sector of our business. This enhanced beverage program will provide new offerings for our existing customers, which we believe will, in turn, provide a reason for those customers to increase the frequency of their visits to our restaurants.

•
Disciplined Restaurant Growth: We believe in the long-term strength of our brand and the roadhouse concept. Our long-term strategy is to primarily focus on disciplined growth of our brand by strategically opening additional company-owned restaurants to backfill existing states. We also believe the broad appeal of our concept enhances the portability of our restaurants, which will allow us to pursue company-owned restaurant openings in adjacent states and grow our footprint over time. We opened 13 company-owned restaurants in fiscal year 2013 and currently plan to open no more than 5 company-owned restaurants in fiscal year 2014. We have reduced our planned new restaurant openings to focus on the execution of our existing restaurants and on regaining market share. We are also evaluating our restaurant prototype to address areas of opportunity and to ensure that our building design will accommodate long-term growth and remain consistent with our evolving brand identity.

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

We regularly review our menu to consider enhancements to existing menu items or the introduction of new items. We typically revise our menu one or two times each year allowing for the introduction of new menu items.  We are currently undergoing an extensive menu review to ensure our menu is relevant; that we have new offerings that are exciting to both new and existing customers; and that each menu item is made with care and can be executed consistently to exceed customer expectations. Market testing allows us to gain customer, operational and financial insight prior to finalizing any changes to the existing menu.

Existing Restaurant Locations

As of July 28, 2013, we have 233 company-owned restaurants and 26 franchised restaurants in 23 states, as shown in the chart below:

	Number of restaurants
	Company-owned restaurants	Franchised restaurants	Total restaurants
Alabama	22	—	22
Arizona	4	—	4
Arkansas	5	—	5
California	—	8	8
Florida	13	—	13
Georgia	13	1	14
Illinois	4	—	4
Indiana	12	—	12
Kansas	5	—	5
Kentucky	12	—	12
Louisiana	9	—	9
Michigan	17	—	17
Mississippi	10	—	10
Missouri	4	—	4
North Carolina	—	11	11
Ohio	9	—	9
Oklahoma	6	—	6
Pennsylvania	4	—	4
South Carolina	—	6	6
Tennessee	27	—	27
Texas	41	—	41
Virginia	10	—	10
West Virginia	6	—	6
Total	233	26	259

Franchised Restaurants

As of July 28, 2013, we have two franchisees.  Both franchisees had development agreements that prohibited us from developing, owning, operating or granting a license to anyone else to operate a Logan’s Roadhouse restaurant in their respective territories; however, these agreements have expired.  Therefore, we are no longer prohibited from developing new restaurants within our franchisees’ respective territories, except that we are generally prohibited from developing new restaurants within five miles of existing franchisee operated restaurants.

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

New Restaurant Prototype and Unit Economics

We are enhancing our current building prototype to address areas of opportunity and to ensure that it maximizes a site's potential and aligns with our brand revitalization efforts. Our most recent prototypical restaurant consists of a freestanding building with approximately 6,500 square feet of space seating 237 customers.  Our investment for a new restaurant may vary significantly depending on a number of factors, including geographical location, required site work, type of construction labor and permitting and licensing requirements.  Our average investment costs for fiscal year 2013 openings consisted of $0.5 million for restaurant equipment, $0.2 million for pre-opening costs (excluding rent) and $1.5 million for buildings and site work, excluding $0.1 million of capitalized interest and overhead.  We plan to lease substantially all of our locations in the future through a mix of ground leases and ground and building leases.

New restaurant returns are not meaningfully measured until a restaurant reaches a mature run rate level of sales and profitability.  Our new restaurants historically open with initial sales volumes in excess of their sustainable run-rate levels, which we refer to as a “honeymoon” period.  During the three to six-month period following the opening of a new restaurant, customer traffic generally settles into more normalized, sustainable levels.  Increased “honeymoon” sales help to offset start up inefficiencies commonly associated with new restaurant openings, which allows our new restaurants to generate positive cash flows soon after opening.  Our average unit volumes for any given fiscal year may be impacted by a number of factors including site influences, competition, regional and local economic conditions, consumer eating habits and changes in our menu, including pricing.

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

Restaurant Operations

The complexity of operating our restaurants requires an effective management team at the restaurant level. Each restaurant is led by a general manager who typically oversees a kitchen manager and two assistant managers. Restaurant general managers report to regional managers who are on average responsible for ten individual restaurants. Regional managers report to four directors of operations who are each responsible for five to seven regional managers. The directors of operations report to the senior vice president of operations. The director of operations position was added in the prior fiscal year to strengthen our execution by increasing restaurant visits across the regional manager and director of operations levels to improve oversight and accountability among our restaurants. Through regular visits to our company-owned restaurants, regional managers and directors of operations ensure that our standards of quality and operating procedures are being followed. Increased oversight should improve consistency of execution and a better customer experience which we believe will result in a higher rate of return customer visits.

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

Advertising and Marketing

Our advertising and marketing strategy is designed to deliver sustained customer traffic growth and promote the Logan’s Roadhouse brand. Our goal is to attract new customers and increase the frequency with which existing customers visit our restaurants. We currently use a combination of broadcast advertising, print advertising and in-restaurant marketing throughout the year to communicate our marketing message. We also implement periodic targeted promotions to maintain relevancy, remain competitive and drive increased sales.

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

We have recently hired a new media buying and planning agency in addition to a new global digital agency. These new agencies will work with us to improve the relevance and effectiveness of our brand message and expand our marketing reach. We are evaluating the appropriate marketing mix to maximize our future advertising spend. In addition to the above channels, we expect digital and local marketing to play a crucial role in our developing marketing strategy.

Team Members

As of July 28, 2013, we employed approximately 16,000 people, of whom 132 employees were either based out of our home office or field support management positions, 915 were restaurant management and the remainder were primarily part-time hourly restaurant personnel.  None of our employees are covered by a collective bargaining agreement. We believe working conditions and compensation packages are competitive with those offered by our peers and consider our relations with our employees to be good.

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

Government Regulation

We are subject to a variety of federal, state and local laws. Each of our restaurants are subject to regulation by a number of government authorities which may include alcoholic beverage control, nutritional information disclosure, health, sanitation, environmental, zoning and public safety agencies in the state or municipality in which the restaurant is located.  Difficulties in obtaining or failure to obtain required licenses, permits or approvals could delay, prevent or increase the cost of the development of a new restaurant in a particular area.

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

The Patient Protection and Affordable Care Act of 2010 ("PPACA") requires employers to offer coverage that is qualified and affordable to all full-time employees. We continue to evaluate our options under the employer mandate provisions, which have been deferred to 2015. We do not currently offer qualifying coverage to restaurant hourly employees, a portion of which do fall under the definition of full-time employees. If we choose to offer coverage to those employees, it may have an adverse effect on our financial position and results of operations. Additionally, there will be costs to implement programs and systems to comply with the required reporting as well as additional administrative costs. Our suppliers may also be affected by these provisions which could result in higher operating costs.

We are subject to laws and regulations relating to the preparation and sale of food, including regulations regarding product safety, nutritional content and menu labeling.  We are or may become subject to laws and regulations requiring the disclosure of calorie, fat, trans fat, salt and allergen content.  The PPACA requires restaurant companies such as ours to disclose calorie information on their menus.  The Food and Drug Administration has proposed rules to implement this provision that would require restaurants to post the number of calories for most items on menus or menu boards and to make available more detailed nutrition information upon request.

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

A key aspect of our strategy is disciplined restaurant growth. In fiscal year 2013, we opened 13 restaurants and in fiscal year 2014, we plan to open no more than 5 new restaurants. We expect to open substantially all of our new restaurants in, or adjacent to, states where we have existing restaurants. Delays or failures in opening new restaurants, or achieving lower than expected sales in new restaurants, could materially adversely affect us. Our ability to open new restaurants successfully will also depend on numerous other factors, some of which are beyond our control, including, among other items, the following:

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

Our profitability depends in part on our ability to anticipate and react to changes in food and supply costs. Commodity pricing is volatile and can change unpredictably and over short periods. The impact of changes in commodity prices is also affected by the term and duration of our supply contracts, which are typically one-year contracts.  These contracts are negotiated at each renewal and we cannot guarantee that they will be available to us in the future on favorable terms or at all.  Any increase in food prices, particularly for beef, chicken, produce and seafood could adversely affect our operating results.  During 2013, beef prices reached record highs, which resulted in an increase in our costs of goods sold and resulting negative impact on restaurant operating margins, as beef accounts for 33% of our costs of goods sold. If beef prices remain at these high levels or increase further, our restaurant operating margins will continue to be negatively impacted. In addition, we are susceptible to increases in food costs as a result of factors beyond our control, such as weather conditions, food safety concerns, costs of distribution, production problems, delivery difficulties, product recalls and government regulations. We cannot predict whether we will be able to anticipate and react to changing food costs by adjusting our purchasing practices, menu items and prices, and a failure to do so could adversely affect our operating results. In addition, because our menu items are moderately priced, we may not seek to or be able to pass along price increases to our customers. If we adjust pricing there is no assurance that we will realize the full benefit of any adjustment due to changes in our customers’ menu item selections and customer traffic.

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

As discussed further in notes 6 and 8 to the consolidated financial statements included in Item 15 of this Report, we concluded during impairment testing conducted in the fourth quarter of fiscal year 2013 and fiscal year 2012 that our goodwill was impaired and recorded non-cash impairment charges of $91.5 million and $48.5 million, respectively. We also recognized $4.7 million and $4.4 million in asset impairment charges during fiscal year 2013 and fiscal year 2012, respectively, relating to our restaurants.  The estimates of fair value used in these analyses require management judgment, assumptions and estimates of future operating results. If actual results differ from our estimates or assumptions, additional impairment charges may be required in the future. If impairment charges are significant, our results of operations could be adversely affected.

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

We are evaluating our options under the Patient Protection and Affordable Care Act of 2010 ("PPACA") as it relates to employer mandated coverage for all full-time employees and the potential impacts of this new law on our business. There are no assurances that a combination of cost management and price increases can accommodate all of the costs associated with compliance. PPACA also requires restaurant companies such as ours to disclose calorie information on their menus. We do not expect to incur any material costs from compliance with this provision, but cannot anticipate any changes in customer behavior resulting from the implementation of this portion of the law, which could have an adverse effect on our sales or results of operations.

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

If we fail to execute the strategies to revitalize our brand and increase the consistency of our execution we may not be able to reverse the declines in our comparable restaurant sales.

In fiscal year 2013, our comparable restaurant sales decreased 2.5% and customer traffic decreased 3.5% comparable to fiscal year 2012. While we are implementing a number of measures to revitalize the Logan’s Roadhouse brand, there can be no assurance that these measures will be successful. We intend to improve the customer experience around consistency of execution of exceptional food and service. In addition, we also expect to broaden our marketing mix to other channels to reach our target audience and thus attract new customers and increase the frequency of visits from our current customers. We are evaluating all customer touch points from menu offerings to marketing mix to restaurant atmosphere in an effort to strengthen our overall brand position. These measures or any other changes we implement may not increase customer traffic or improve the performance of our restaurants. Accordingly, it is possible that the trend of declining comparable restaurant sales will continue. In addition, this transformation may also result in unexpected expenses and losses that would otherwise be available for ongoing development of our brand.

If we are unable to improve the performance of our restaurants, the financial position and operating results of the Company may be adversely impacted and we will not realize the anticipated benefits of our brand revitalization efforts. Even if our transformation efforts are successful, it may take a significant period of time for these efforts to result in increased revenues or comparable store sales growth.

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

The Kelso Affiliates beneficially own a substantial majority of our equity. The Kelso Affiliates control our board of directors, and thus are able to appoint new management and approve any action requiring the vote of our outstanding common stock, including amendments of our certificate of incorporation, transactions and sales of substantially all of our assets. The directors elected by the Kelso Affiliates are able to make decisions affecting our capital structure, including decisions to issue additional capital stock and incur additional debt. The interests of our equity holders may not in all cases be aligned with the interests of our public debt holders. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of our equity holders might conflict with the interests of our note holders.  Our equity holders may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investments, even though such transactions might involve risks to the note holders.

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

We have a significant amount of indebtedness. As of July 28, 2013, our total long-term debt was $355.0 million, representing our Notes.  We have commitments under our Senior Secured Revolving Credit Facility available to us of $30.0 million (less approximately $3.2 million of undrawn outstanding letters of credit), all of which would be secured on a first-priority basis if borrowed.

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

ITEM 1B—UNRESOLVED STAFF COMMENTS

None.

ITEM 2—PROPERTIES

Our corporate headquarters are located in Nashville, Tennessee.  We occupy our current facility, which is approximately 38,500 square feet, under a lease that expires in February 2021.  We also occupy a 6,000 square feet culinary training center under a lease that expires in February 2021.  Of the 233 company-owned restaurants in operation as of July 28, 2013, we owned nine locations and leased 224 locations as shown in the following table:

	Restaurant Properties
	Owned	Leased	Total
Alabama	1	21	22
Arizona	1	3	4
Arkansas	1	4	5
Florida	—	13	13
Georgia	—	13	13
Illinois	—	4	4
Indiana	—	12	12
Kansas	—	5	5
Kentucky	1	11	12
Louisiana	—	9	9
Michigan	—	17	17
Mississippi	1	9	10
Missouri	—	4	4
Ohio	—	9	9
Oklahoma	1	5	6
Pennsylvania	—	4	4
Tennessee	2	25	27
Texas	1	40	41
Virginia	—	10	10
West Virginia	—	6	6
Total	9	224	233

Of the 224 leased restaurant properties, 125 are land leases and 99 are land and building leases.  All of our leases are recorded as operating leases, and most contain rent escalation clauses and rent holiday periods.  See note 12 to the consolidated financial statements included in Item 15 of this Report for additional details.  We own substantially all of the equipment, furnishings and trade fixtures in our restaurants.

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

ITEM 6—SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the consolidated financial statements and related notes contained in Item 15 Exhibits and Financial Statement Schedules along with, Item 1A Risk Factors and Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.  We derived the selected financial data from the audited consolidated financial statements and related notes found elsewhere in this Report for the fiscal years ended July 28, 2013, July 29, 2012, the period from October 4, 2010 to July 31, 2011, and the period from August 2, 2010 to October 3, 2010 .  We derived the selected financial data from our historical audited consolidated financial statements and related notes not included in this Report for the fiscal years ended August 1, 2010 and August 2, 2009.  All fiscal years presented consist of 52 weeks.

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

	Successor			Predecessor
			Period from October 4, 2010	Period from August 2, 2010
	Fiscal year		to	to	Fiscal year
(In thousands, except restaurant data and percentages)	2013	2012	July 31, 2011	October 3, 2010	2010	2009
Statement of operations data:
Revenues:
Net sales	$647,425	$629,987	$497,170	$93,762	$555,460	$533,248
Franchise fees and royalties	2,175	2,186	1,793	348	2,068	2,248
Total revenues	649,600	632,173	498,963	94,110	557,528	535,496
Costs and expenses:
Restaurant operating costs:
Cost of goods sold	218,327	207,225	162,805	29,172	174,186	172,836
Labor and other related expenses	191,945	184,310	145,258	28,578	165,877	161,173
Occupancy costs	52,926	48,780	36,817	8,046	42,397	39,923
Other restaurant operating expenses	105,759	100,680	71,708	15,478	81,826	79,263
Depreciation and amortization	20,949	20,309	14,588	3,112	17,040	17,206
Pre-opening expenses	2,721	4,808	2,984	783	2,111	2,137
General and administrative	30,901	25,373	30,460	14,440	24,216	25,126
Goodwill and intangible asset impairment	91,488	48,526	—	—	—	16,781
Store impairment and closing charges	4,658	4,438	25	—	91	6,406
Total costs and expenses	719,674	644,449	464,645	99,609	507,744	520,851
Operating (loss) income	(70,074)	(12,276)	34,318	(5,499)	49,784	14,645
Interest expense, net	40,917	39,748	33,823	3,147	18,857	20,557
Other (income) expense, net	—	—	(15)	(182)	(798)	1,543
(Loss) income before income taxes	(110,991)	(52,024)	510	(8,464)	31,725	(7,455)
Income tax (benefit) provision	(2,586)	(5,496)	(70)	(8,240)	11,704	(5,484)
Net (loss) income	(108,405)	(46,528)	580	(224)	20,021	(1,971)
Undeclared preferred dividend	—	—	—	(2,270)	(12,075)	(10,568)
Net (loss) income attributable to common stockholders	$(108,405)	$(46,528)	$580	$(2,494)	$7,946	$(12,539)
Selected other data:
Restaurants open end of period:
Company-owned	233	220	201	189	186	177
Total	259	246	227	215	212	203
Average unit volumes (in millions)(1)	$2.8	$2.9	$2.5	$0.5	$3.0	$3.0
Operating weeks(1)	11,864	11,108	8,478	1,692	9,539	9,092
Restaurant operating margin(2)	12.1%	14.1%	16.2%	13.3%	16.4%	15.0%
EBITDA(3)	$(49,125)	$8,033	$48,921	$(2,205)	$67,622	$30,308
Adjusted EBITDA(3)	60,303	75,218	71,816	8,567	75,045	65,117
Adjusted EBITDAR(3)	100,192	111,844	98,693	15,695	107,184	94,949
Comparable restaurant data:(4)
Change in comparable restaurant sales	(2.5)%	(1.2)%	0.1%	4.2%	(0.3)%	(2.8)%
Average check	$13.69	$13.52	$13.09	$12.75	$12.70	$12.79
Cash flow data:
Operating activities	$14,665	$36,488	$16,549	$2,664	$56,400	$35,500
Investing activities	(12,689)	(33,859)	(342,838)	(5,380)	(15,100)	(27,039)
Financing activities	—	—	345,392	—	(2,158)	(1,580)

	Successor			Predecessor
(In thousands)	July 28, 2013	July 29, 2012	July 31, 2011	August 1, 2010	August 2, 2009
Selected balance sheet data:
Cash and cash equivalents	$23,708	$21,732	$19,103	$52,211	$13,069
Working (deficit) capital (5)	(21,324)	(23,891)	(20,995)	23,878	(6,164)
Total assets	574,312	687,826	728,824	443,145	408,256
Total debt	355,000	355,000	355,000	218,683	220,063

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

The following table sets forth a reconciliation of net sales to restaurant operating margin:

	Successor			Predecessor
			Period from October 4, 2010	Period from August 2, 2010
	Fiscal year		to	to	Fiscal year
(In thousands)	2013	2012	July 31, 2011	October 3, 2010	2010	2009
Net sales (A)	$647,425	$629,987	$497,170	$93,762	$555,460	$533,248
Restaurant operating costs:
Cost of goods sold	218,327	207,225	162,805	29,172	174,186	172,836
Labor and other related expenses	191,945	184,310	145,258	28,578	165,877	161,173
Occupancy costs	52,926	48,780	36,817	8,046	42,397	39,923
Other restaurant operating expenses	105,759	100,680	71,708	15,478	81,826	79,263
Restaurant operating profit (B)	$78,468	$88,992	$80,582	$12,488	$91,174	$80,053
Restaurant operating margin (B / A)	12.1%	14.1%	16.2%	13.3%	16.4%	15.0%

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

•
although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect any cash requirements for such replacements (see "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Expenditures" of this Report for further detail); and

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

Adjusted EBITDAR further excludes cash rent expense from Adjusted EBITDA. Cash rent expense represents actual cash payments required under our leases. We believe Adjusted EBITDAR is important to our analysts and investors because it allows us to measure the performance of our restaurants without regard to their financing structure. Our management uses Adjusted EBITDAR to better understand the cash generated by the operations of our restaurants excluding the impact of financing obligations such as lease and interest payments.

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

	Successor			Predecessor
			Period from October 4, 2010	Period from August 2, 2010
	Fiscal year		to	to	Fiscal year
(In thousands)	2013	2012	July 31, 2011	October 3, 2010	2010	2009
Net (loss) income	$(108,405)	$(46,528)	$580	$(224)	$20,021	$(1,971)
Interest expense, net	40,917	39,748	33,823	3,147	18,857	20,557
Income tax (benefit) provision	(2,586)	(5,496)	(70)	(8,240)	11,704	(5,484)
Depreciation and amortization	20,949	20,309	14,588	3,112	17,040	17,206
EBITDA	(49,125)	8,033	48,921	(2,205)	67,622	30,308
Adjustments
Sponsor management fees(a)	1,000	1,000	795	205	1,611	1,486
Non-cash asset write-offs:
Goodwill and tradename impairment(b)	91,488	48,526	—	—	—	16,781
Restaurant impairment(c)	4,658	4,438	25	—	91	6,252
Loss on disposal of property and equipment(d)	1,974	3,341	741	164	928	877
Restructuring costs(e)	1,789	442	—	—	—	892
Pre-opening expenses (excluding rent)(f)	2,387	3,882	2,296	598	1,624	1,443
Hedging (gain) loss(g)	—	—	—	(182)	(798)	1,543
Losses on sales of property(h)	676	125	23	39	—	—
Non-cash rent adjustment(i)	4,091	4,610	4,478	(334)	3,367	4,505
Costs related to the Transactions(j)	20	43	13,671	10,272	111	187
Non-cash stock-based compensation(k)	1,107	746	821	—	—	—
Other adjustments(l)	238	32	45	10	489	843
Adjusted EBITDA	60,303	75,218	71,816	8,567	75,045	65,117
Cash rent expense(m)	39,889	36,626	26,877	7,128	32,139	29,832
Adjusted EBITDAR	$100,192	$111,844	$98,693	$15,695	$107,184	$94,949

(a)
Prior to the completion of the Transactions, sponsor management fees consisted of fees paid to our Predecessor owners under a management and consulting services agreement, which was terminated in connection with the completion of the Transactions. Following the completion of the Transactions, sponsor management fees consist of fees paid to the Kelso Affiliates under an advisory agreement.

(b)
We recorded goodwill impairment charges in fiscal year 2013 and fiscal year 2012.  See note 6 to the consolidated financial statements included in Item 15 of this Report for additional details.  We recorded an impairment charge in fiscal year 2009 related to our Logan’s Roadhouse tradename.

(c)
Restaurant impairment charges were recorded in connection with the determination that the carrying value of certain of our restaurants exceeded their estimated fair value.  See note 8 to the consolidated financial statements included in Item 15 of this Report for additional details.

(d)	Loss on disposal of property and equipment consists of the loss from the disposal or retirement of assets that are not fully depreciated.

(e)	Restructuring costs include severance, hiring replacement costs and other related costs.

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

(l)
Other adjustments include $0.6 million of casualty losses resulting from damages to our restaurants during fiscal year 2009, non-recurring professional fees, ongoing expenses of closed restaurants, as well as inventory write-offs, employee termination buyouts and incidental charges related to restaurant closings.

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

General

Logan’s Roadhouse is a family-friendly, casual dining restaurant chain that revisits the classic roadhouse from days past and brings it to life in a modern way through our craveable food, abundance and affordability, welcoming hospitality and upbeat atmosphere.  Our restaurants have a relaxed, come-as-you-are environment where we encourage our customers to enjoy “bottomless buckets” of roasted in-shell peanuts and our made-from-scratch yeast rolls.  Our entrée portions are generous and generally include a choice of two side items, all at affordable prices.  We are committed to serving a variety of fresh food from specially seasoned aged steaks to farm-fresh salads to our signature entrees.  We believe the freshness and distinctive flavor profiles of our signature dishes, coupled with the variety of our menu, differentiates us from our competitors.  Our restaurants, which are open for lunch and dinner seven days a week, serve a broad and diverse customer base.   We opened our first restaurant in Lexington, Kentucky in 1991 and as of July 28, 2013 have grown to a total of 233 company-owned restaurants and 26 franchised restaurants located across 23 states.

Overview

Our roadhouse theme provides a differentiated dining experience as an authentic, casual steakhouse. We attempt to create an atmosphere that is genuine, warm-hearted, and spirited and we strive to make our customers life long friends. Our vision for the future is based on opening successful new restaurants, consistently delivering great experiences to our customers and continually adapting our brand to best meet the needs of our current and future customers. We believe this focus will enable us to retain our loyal customers and attract new customers to our restaurants which will lead to sustainable, continually improving financial results.  We strive to create a unique experience that is so great that customers will eat out with us more often.  Our plan to accomplish this is built around the following strategies and initiatives:

Concept and Brand Revitalization: During fiscal year 2013, we continued to experience traffic declines in our restaurants and lose market share to our steakhouse competitors. We believe the casual steakhouse segment in which we operate has growth potential and we intend to revitalize our concept during fiscal year 2014 to focus on strengthening our brand and positioning ourselves to appeal to a broader range of customers. The roadhouse concept provides a broad platform from which to expand our customer base and strengthen our brand. Our brand must be relevant across all demographics and offer customers an affordable dining experience that exceeds their expectations. With a focus on all customer touch points, our brand revitalization efforts include: testing new menu variations that will differentiate our menu offerings, exciting our existing customers and attracting new customers, while also improving the ease of operational execution; developing a new brand campaign while diversifying our marketing mix to reach potential customers in the most effective channels; enhancing the restaurant environment; and attracting, retaining and motivating the best managers and team members and giving them the tools they need to provide excellent customer service. We believe the strength of our brand lies in returning to our roots as a steakhouse that is known for high quality, great tasting food, service that creates lifelong friends, a fun atmosphere and value defined as a combination of price and experience.

Achieve Revenue Growth in Existing Restaurants: Our strategy and focus is on gaining market share through attracting new customers and increasing the frequency of visits for current customers. We operate in a highly competitive casual dining industry where our customers have many choices for dining out. Our customers also remain sensitive to value as consumers continue to face pressures on discretionary income. Our promotional strategy has focused heavily on discounting and price, attracting a customer base that is extremely price sensitive. Over time, we have lost customers and market share to other competitors within the casual steakhouse segment who have focused on a more comprehensive definition of value that includes delivering a more consistent steak experience. Further, our research has shown a gap in our consistency of execution of exceptional food and exceptional service. We are evaluating our complete customer experience, including labor needs, ease of execution of our menu items and the effectiveness of our training programs to ensure we meet and exceed the expectations of our customers. As we work to revitalize our brand and improve our execution, we intend to focus on great steaks and great service at every day low prices creating value that promotes experience as well as price. We also intend to broaden our marketing mix to other channels to reach our target audience, including promoting local restaurant efforts in certain markets. We recently hired a new media planning and buying agency to help improve the efficiency and effectiveness of our message; and late in fiscal year 2013, we hired one of the largest and most progressive global digital agencies who will partner with us to design and execute our holistic marketing strategy. In addition, our brand look and message will be evolving to signal change and broaden appeal. We intend to update our liquor, beer and wine offerings and recipes, improve our bar operations and further grow this sector of our business. This enhanced beverage program will provide new offerings for our existing customers, which we believe will, in turn, provide an increase for the number of occasions customers visit our restaurants.

Disciplined Restaurant Growth: We believe in the long-term strength of our brand and the roadhouse concept. Our long-term strategy is to primarily focus on disciplined growth of our brand by strategically opening additional company-owned restaurants to backfill existing states. We also believe the broad appeal of our concept enhances the portability of our restaurants, which will allow us to pursue company-owned restaurant openings in adjacent states and grow our footprint over time. We opened

13 company-owned restaurants in fiscal year 2013 and currently plan to open no more than 5 company-owned restaurants in fiscal year 2014. We have reduced our planned new restaurant openings to focus on the execution of our existing restaurants and on regaining market share. We are also evaluating our restaurant prototype to address areas of opportunity and to ensure that our building design will accommodate long-term growth and remain consistent with our evolving brand identity.

In summary, in fiscal year 2013 we continued to see traffic declines in our restaurants. The traffic declines along with continued commodity inflation have had a compounded impact on restaurant margins and ultimately net income and adjusted EBITDA. These were all factors in determining that we had indicators for additional goodwill and restaurant level impairments. In fiscal year 2014, we expect our customers will continue to be impacted by high unemployment levels and other general economic challenges, which will limit their discretionary income.  As a result, we anticipate that the landscape will remain competitive as restaurant operators compete for market share in a challenging environment.  To address these challenges, our brand revitalization efforts focus on retaining our current value conscious customers, but also marketing to and attracting new customers in different demographics. We will also refocus our efforts on being a steakhouse with exceptional food and service with the intention of regaining market share. Although not as significant as in recent years, we continue to expect cost pressures primarily in the form of commodity inflation driven by overall tighter supplies.  We plan to continue to focus on protecting restaurant margins while consistently delivering a great value and unique dining experience to our customers.  While we have many initiatives in process that we believe will begin to impact our results in fiscal year 2014, we understand that restoring the strength of our operations and our brand is a long-term strategy. We remain confident that we are a growth concept and our ability to open new restaurants with strong unit level returns and to have sustained revenue and margin growth in existing restaurants will support our long-term plan for sustainable growth.

Key Measurements

The key measures we use to evaluate our performance include:

Average unit volume.  Average unit volume represents the average sales for company-owned restaurants over a specified period of time. It is typically measured on a 52-week basis but may also be applied to a shorter period. Average unit volume reflects total net restaurant sales divided by total operating weeks, which is the aggregate number of weeks that company-owned restaurants are in operation over a specified period of time.

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

Presentation of Results

Our fiscal year ends on the Sunday closest to July 31.  All references to fiscal year 2013 and fiscal year 2012 relate to the 52-week periods ended July 28, 2013 and July 29, 2012, respectively, of the Successor.  All references to the period from October 4, 2010 to July 31, 2011 relate to the 43-week period ended July 31, 2011 of the Successor. All references to the period from August 2, 2010 to October 3, 2010 relate to the nine week period ended October 3, 2010 of the Predecessor.

Results of Operations

Fiscal Year 2013 Summary

•
We opened 13 new restaurants (three ground leases and 10 ground and building leases) with a gross capital investment of $28.7 million and pre-opening costs (excluding rent) of $2.8 million. Proceeds of $16.6 million were received during the year relating to the sale and leaseback transactions for the 10 building leases.  These 13 new restaurants added $27.8 million in net sales, $2.6 million to Adjusted EBITDA and had an average restaurant operating margin of 6.5%.

•	Comparable restaurant sales decreased 2.5%, which included an average check increase of 1.0% and a customer traffic decrease of 3.5% compared to fiscal year 2012.

•	Restaurant operating margin decreased to 12.1% in fiscal year 2013 from 14.1% in fiscal year 2012.

•
Net loss increased $61.9 million from fiscal year 2012 to a loss of $108.4 million in fiscal year 2013 primarily due to $91.5 million and $48.5 million of goodwill impairment charges in fiscal year 2013 and fiscal year 2012, respectively.

•	Adjusted EBITDA decreased 19.8%, or $14.9 million from fiscal year 2012 to $60.3 million in fiscal year 2013.

•
Cash and cash equivalents increased by $2.0 million from July 29, 2012. Primary drivers of the change include a decrease in capital expenditures of $21.2 million partially offset by a decline in cash flows from operations.

The following tables and discussion summarize key components of our operating results for the fiscal years ended July 28, 2013 and July 29, 2012, the Successor period from October 4, 2010 to July 31, 2011 and the Predecessor period from August 2, 2010 to October 3, 2010 expressed as a dollar amount and as a percentage of total revenues or net sales.

	Successor						Predecessor
					Period from		Period from
	Fiscal year				October 4, 2010		August 2, 2010
(In thousands)	2013		2012		to July 31, 2011		to October 3, 2010
Statement of operations data:
Revenues:
Net sales	$647,425	99.7%	$629,987	99.7%	$497,170	99.6%	$93,762	99.6%
Franchise fees and royalties	2,175	0.3	2,186	0.3	1,793	0.4	348	0.4
Total revenues	649,600	100.0	632,173	100.0	498,963	100.0	94,110	100.0
Costs and expenses:
(As a percentage of net sales)
Restaurant operating costs:
Cost of goods sold	218,327	33.7	207,225	32.9	162,805	32.7	29,172	31.1
Labor and other related expenses	191,945	29.6	184,310	29.3	145,258	29.2	28,578	30.5
Occupancy costs	52,926	8.2	48,780	7.7	36,817	7.4	8,046	8.6
Other restaurant operating expenses	105,759	16.3	100,680	16.0	71,708	14.4	15,478	16.5
(As a percentage of total revenues)
Depreciation and amortization	20,949	3.2	20,309	3.2	14,588	2.9	3,112	3.3
Pre-opening expenses	2,721	0.4	4,808	0.8	2,984	0.6	783	0.8
General and administrative	30,901	4.8	25,373	4.0	30,460	6.1	14,440	15.3
Goodwill and intangible asset impairment	91,488	14.1	48,526	7.7	—	—	—	—
Store impairment and closing charges	4,658	0.7	4,438	0.7	25	—	—	—
Total costs and expenses	719,674	110.8	644,449	101.9	464,645	93.1	99,609	105.8
Operating income (loss)	(70,074)	(10.8)	(12,276)	(1.9)	34,318	6.9	(5,499)	(5.8)
Interest expense, net	40,917	6.3	39,748	6.3	33,823	6.8	3,147	3.3
Other income, net	—	—	—	—	(15)	—	(182)	(0.2)
(Loss) income before income taxes	(110,991)	(17.1)	(52,024)	(8.2)	510	0.1	(8,464)	(9.0)
Income tax benefit	(2,586)	(0.4)	(5,496)	(0.9)	(70)	—	(8,240)	(8.8)
Net (loss) income	$(108,405)	(16.7)	$(46,528)	(7.4)	$580	0.1	$(224)	(0.2)

Restaurant Unit Activity

	Company	Franchise	Total
Balance at August 1, 2010	186	26	212
Openings	3	—	3
Closures	—	—	—
Balance at October 3, 2010	189	26	215
Openings	12	—	12
Closures	—	—	—
Balance at July 31, 2011	201	26	227
Openings	19	—	19
Closures	—	—	—
Balance at July 29, 2012	220	26	246
Openings	13	—	13
Closures	—	—	—
Balance at July 28, 2013	233	26	259

TOTAL REVENUES

Net sales consist of food and beverage sales of company-owned restaurants and other miscellaneous income.  Net sales increased by $17.4 million, or 2.8%, to $647.4 million in fiscal year 2013 compared to fiscal year 2012 which was primarily driven by the opening of 13 new restaurants, partially offset by a decline in comparable restaurant sales of 2.5%.  Net sales for fiscal year 2012, the Successor period from October 4, 2010 to July 31, 2011 and the Predecessor period from August 2, 2010 to October 3, 2010 are not directly comparable due to the differences in weeks presented in each period. Net sales for fiscal year 2012 were $630.0 million and included 19 new restaurant openings and a decrease in comparable restaurant sales of 1.2%. Net sales in the Successor period from October 4, 2010 to July 31, 2011 were $497.2 million and included 12 new restaurant openings and an increase in comparable restaurant sales of 0.1%. Net sales in the Predecessor period from August 2, 2010 to October 3, 2010 were $93.8 million and included three new restaurant openings and an increase in comparable restaurant sales of 4.2%.

The following table summarizes the year over year changes and key net sales drivers at company-owned restaurants for the periods presented:

	Successor			Predecessor
	Fiscal year		Period from October 4, 2010 to	Period from August 2, 2010 to
	2013	2012	July 31, 2011	October 3, 2010
Company-owned restaurants:
Increase in restaurant operating weeks	6.8%	9.2%	6.9%	5.2%
Decrease in average unit volume	-4.0%	-2.6%	-0.9%	3.4%
Total increase in restaurant sales	2.8%	6.6%	6.0%	8.6%

Comparable restaurants	196	184	174	174
Change in comparable restaurant sales	(2.5)%	(1.2)%	0.1%	4.2%
Restaurant operating weeks	11,864	11,108	8,478	1,692
Average check	$13.69	$13.52	$13.09	$12.75

The increase in restaurant operating weeks for fiscal year 2013 and fiscal year 2012 was due to the opening of new restaurants.  The decrease in average unit volume for both fiscal years was primarily driven by customer traffic declines in both our comparable restaurant base and our newer restaurants.  In fiscal year 2013, the decrease in customer traffic for our comparable restaurants was 3.5%, which was partially offset by a 1.0% increase in average check as a result of increased menu pricing of 1.8% for the year and improved alcohol sales, which were partially offset by a mix shift towards new promotional offers. In fiscal year 2012, the decrease in customer traffic for our comparable restaurants was 4.7%, which was offset by a 3.7% increase in average check as a result of increased menu pricing of 2.6% for the year, a favorable shift in product mix and improved alcohol sales.

Franchise fees and royalties, for our two franchisees that operate 26 restaurants, have remained relatively consistent for the periods presented.

TOTAL COSTS AND EXPENSES

Total costs and expenses were $719.7 million in fiscal year 2013, $644.4 million in fiscal year 2012, $464.6 million in the Successor period from October 4, 2010 to July 31, 2011 and $99.6 million in the Predecessor period from August 2, 2010 to October 3, 2010.  As a percent of total revenues, total costs and expenses in fiscal year 2013 were 110.8%, which increased from 101.9% in fiscal year 2012.  As a percent of total revenues, total costs and expenses in the Successor period from October 4, 2010 to July 31, 2011 and the Predecessor period from August 2, 2010 to October 3, 2010 were 93.1% and 105.8%, respectively. The primary drivers of the fluctuations in total costs and expenses are as follows:

Costs of goods sold

Cost of goods sold consists of food and beverage costs, along with related purchasing and distribution costs.  Costs of goods sold, as a percentage of net sales, increased to 33.7% in fiscal year 2013 from 32.9% in fiscal year 2012.  The increase was primarily due to commodity inflation, primarily beef, along with unfavorable menu mix as customers traded into lower margin menu items, partially offset by menu pricing.

Cost of goods sold, as a percentage of net sales, was 32.7% in the Successor period from October 4, 2010 to July 31, 2011 and included $2.5 million of amortization expense related to a favorable contract recognized as a result of the Transactions. Cost of goods sold, as a percentage of net sales, was 31.1% in the Predecessor period from August 2, 2010 to October 3, 2010.  Comparison of fiscal year 2012 to the Successor and Predecessor periods of fiscal year 2011 is not meaningful due to the impact of the Transactions, including the number of weeks presented in each short period.

Labor and other related expenses

Labor and other related expenses consists of all restaurant management and hourly labor costs, including salaries, wages, benefits, bonuses and other indirect labor costs.  Labor and other related expenses, as a percentage of net sales, increased to 29.6% in fiscal year 2013 from 29.3% in fiscal year 2012, primarily due to lost sales leverage on certain fixed labor components.

Labor and other related expenses, as a percentage of net sales, was 29.2% in the Successor period from October 4, 2010 to July 31, 2011 and 30.5% in the Predecessor period from August 2, 2010 to October 3, 2010.  The Successor period from October 4, 2010 to July 31, 2011 included the benefit of improved labor staffing, wage rate efficiencies and recognition of payroll tax credits related to an incentive program which expired in 2010, partially offset by an increase in workers' compensation insurance reserves. The Predecessor period from August 2, 2010 to October 3, 2010, as a percentage of net sales, is impacted by the effect of seasonally lower sales on certain fixed labor components. Comparison of fiscal year 2012 to the Successor and Predecessor periods of fiscal year 2011 is not meaningful due to the impacts of the Transactions, including the number of weeks presented in each short period.

Occupancy costs

Occupancy costs include rent, common area maintenance, property taxes, licenses and other related fees.  Occupancy costs, as a percentage of net sales, were 8.2% in fiscal year 2013, 7.7% in fiscal year 2012, 7.4% in the Successor period from October 4, 2010 to July 31, 2011 and 8.6% in the Predecessor period from August 2, 2010 to October 3, 2010.  The increase in fiscal year 2013 compared to fiscal year 2012 is primarily due to the fixed nature of these costs and an increase in the mix of land and building leases for our new restaurant openings versus our existing restaurant base. Comparison of fiscal year 2012 to the Successor and Predecessor periods of fiscal year 2011 is not meaningful due to the impacts of the Transactions, including the number of weeks presented in each short period. However, generally, occupancy costs fluctuate based upon the mix of owned sites, land leases and land and building leases. Additionally, since many of these costs are fixed in nature each of the short periods would have a seasonal impact as a percentage of net sales.

Other restaurant operating expenses

Other restaurant operating expenses include all restaurant-level operating costs, the major components of which are operating supplies, utilities, repairs and maintenance, advertising, general liability and credit card fees.  Other restaurant operating expenses, as a percentage of net sales, increased to 16.3% in fiscal year 2013 from 16.0% in fiscal year 2012.  The percentage increase in fiscal year 2013 was primarily due to increased maintenance and other recurring operating expenses partially offset by a decrease in loss on disposal of assets for facility improvements completed in fiscal year 2012.

Other operating expenses, as a percentage of net sales, was 14.4% in the Successor period from October 4, 2010 to July 31, 2011 and included a decline in restaurant operating supplies and maintenance and a decline in general liability insurance reserves. Other operating expenses, as a percentage of net sales, was 16.5% in the Predecessor period from August 2, 2010 to October 3, 2010, which included a normal seasonal increase in utilities.  Comparison of fiscal year 2012 to the Successor and Predecessor periods of fiscal year 2011 is not meaningful due to the impacts of the Transactions, including the number of weeks presented in each short period.

Depreciation and amortization

Depreciation and amortization includes the depreciation of fixed assets and capitalized leasehold improvements and the amortization of intangible assets.  Depreciation and amortization, as a percentage of total revenues, was consistent at 3.2% in fiscal year 2013 and fiscal year 2012, 2.9% in the Successor period from October 4, 2010 to July 31, 2011 and 3.3% in the Predecessor period from August 2, 2010 to October 3, 2010.  Comparison of fiscal year 2012 to the Successor and Predecessor periods of fiscal year 2011 is not meaningful due to the impacts of the Transactions, including the number of weeks presented in each short period. Each of the short periods of fiscal year 2011 are impacted, as a percentage of total revenues, by the seasonal impact of sales on these fixed cost components.

Pre-opening expenses

Pre-opening expenses consist of costs related to a new restaurant opening and are made up primarily of manager salaries, employee payroll, travel, non-cash rent expense and other costs related to training and preparing new restaurants for opening.  Pre-opening costs fluctuate from period to period based on the number and timing of restaurant openings.  Our pre-opening costs (excluding rent) have remained at approximately $0.2 million per opening.

General and administrative

General and administrative expenses are comprised of expenses associated with corporate and administrative functions that support restaurant operations and development.  General and administrative expenses, as a percentage of total revenues, increased to 4.8% in fiscal year 2013 from 4.0% in fiscal year 2012.  The increase in fiscal year 2013 resulted from increased salary and bonus expense related to a level of operational oversight added in the third quarter of fiscal year 2012, termination benefits related to the departure of two officers, the write off of site selection costs for restaurant locations no longer being pursued and increased legal and professional fees.

General and administrative expenses, as a percentage of total revenues, was 6.1% in the Successor period from October 4, 2010 to July 31, 2011 and 15.3% in the Predecessor period from August 2, 2010 to October 3, 2010, including $11.1 million and $10.3 million in costs related to the Transactions, respectively.  Excluding these costs (3.9% and 4.4%, respectively), the fluctuations as a percentage of total revenues are primarily due to the relative fixed nature of these expenses compared to the seasonal sales differences for the weeks presented. Comparison of fiscal year 2012 to the Successor and Predecessor periods of fiscal year 2011 is not meaningful due to the impacts of the Transactions, including the number of weeks presented in each short period.

Goodwill and intangible asset impairment

We recorded a goodwill impairment charge in both fiscal year 2013 and 2012 of $91.5 million and $48.5 million, respectively. Each impairment charge was driven by changes in projected performance due to lower revenue estimates resulting from recent traffic trends and lower new unit growth assumptions along with the continued negative impact of commodity inflation.  We did not record any goodwill or intangible asset impairment charges in the Successor period from October 4, 2010 to July 31, 2011 or the Predecessor period from August 2, 2010 to October 3, 2010.

Store impairment and closing charges

Store impairment and closing charges include long-lived asset impairment charges and store closing charges.  During fiscal year 2013, we recorded asset impairment charges of $4.7 million relating to eleven newly impaired locations and additional asset expenditures with respect to restaurants that had been fully impaired in previous years. During fiscal year 2012, we recorded asset impairment charges of $4.4 million relating to three newly impaired locations and additional asset expenditures with respect to restaurants that had been fully impaired in previous years.

We did not impair any additional restaurants in the Successor period from October 4, 2010 to July 31, 2011 or the Predecessor period from August 2, 2010 to October 3, 2010; however, the Successor period does include impairment of additional asset expenditures of $25 thousand with respect to restaurants that had been fully impaired in previous years.

INTEREST EXPENSE, NET AND OTHER INCOME, NET

Interest expense, net consists primarily of interest expense related to our debt, net of interest income and capitalized interest, see the “Liquidity and Capital Resources” section for further detail.  Other income, net consists primarily of expenses associated with interest rate swaps.  Interest expense, net increased to $40.9 million in fiscal year 2013 compared to $39.7 million in fiscal year 2012 as a result of an adjustment to debt amortization costs which decreased interest expense in the first quarter of fiscal year 2012 and less interest capitalized to assets in fiscal year 2013.  Net interest expense in the Successor period from October 4, 2010 to July 31, 2011was $33.8 million and $3.1 million in the Predecessor period from August 2, 2010 to October 3, 2010.  In connection with the Transactions, the Predecessor debt instruments were retired and replaced with new financing and our interest rate swap agreement related to outstanding borrowings under those debt instruments was terminated by payment of a fee of approximately $1.7 million.

EFFECTIVE INCOME TAX RATE

Our effective tax rate (“ETR”) in fiscal year 2013 was 2.3% and includes the impact of an $8.6 million valuation allowance and the non-deductible goodwill impairment charge, partially offset by wage credits. Our ETR in fiscal year 2012 was 10.6%, which also included the impact of the non-deductible goodwill impairment charge partially offset by wage credits.  Our ETR was a benefit of 13.7% in the Successor period from October 4, 2010 to July 31, 2011 and a provision of 97.4% in the Predecessor period from August 2, 2010 to October 3, 2010.  The ETR for the Successor period from October 4, 2010 to July 31, 20111 was impacted unfavorably by certain non-deductible costs paid in connection with the Transactions; offset by the magnified effect of wage credits on low pre-tax income.  The ETR for the Predecessor period from August 2, 2010 to October 3, 2010 was impacted favorably by the deductibility of certain costs paid in connection with the Transactions that were not included in expense for book purposes.

Other Non-GAAP Financial Measures

A reconciliation and discussion of Adjusted EBITDA is included in Item 6 Selected Financial Data.  We consider Adjusted EBITDA to be a non-GAAP financial measure that should be considered in addition to, rather than as a substitute for, net income.  We have included a discussion of this non-GAAP financial measure in our MD&A as we view it to be an important indicator of our creditworthiness.  Adjusted EBITDA is also important for understanding our financial position and providing additional information about our ability to service our long-term debt and meet our debt covenant requirements.  Our Adjusted EBITDA in fiscal year 2013 of $60.3 million was a decrease of $14.9 million, or 19.8%, as compared to Adjusted EBITDA of $75.2 million in fiscal year 2012.  The decrease in Adjusted EBITDA was primarily driven by a decline in comparable restaurant sales and the resulting loss of sales leverage on fixed costs, as well as increased commodity inflation, partially offset by contributions from our new restaurant openings. For the Successor period from October 4, 2010 to July 31, 2011 and the Predecessor period from August 2, 2010 to October 3, 2010, our Adjusted EBITDA was $71.8 million and $8.6 million, respectively. Comparison of fiscal year 2012 to the Successor and Predecessor periods of fiscal year 2011 is not meaningful due to the impacts of the Transactions, including the number of weeks presented in each period.

Liquidity and Capital Resources

Summary

Our primary requirements for liquidity and capital are new restaurant development and debt service requirements.  Historically, our primary sources of liquidity and capital resources have been net cash provided from operating activities and operating lease financing.  Based on our current restaurant development plans, we anticipate that our cash position, our expected cash flows from operations and availability under the Senior Secured Revolving Credit Facility will be sufficient to finance our planned capital expenditures, operating activities and debt service requirements. However, our ability to fund future operating expenses and capital expenditures and our ability to make scheduled payments of interest on, to pay principal of or to refinance our indebtedness and to satisfy any other of our present or future debt obligations will depend on our future operating performance which will be affected by general economic, financial and other factors beyond our control.  As of July 28, 2013, we had $23.7 million in cash and cash equivalents and $26.8 million of available credit under our Senior Secured Revolving Credit Facility.

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

As part of the Transactions, we entered into the Senior Secured Revolving Credit Facility, which provides for up to $30.0 million of borrowings. The Senior Secured Revolving Credit Facility is available to fund working capital and for general corporate purposes. As of July 28, 2013, we were not drawn on the Senior Secured Revolving Credit Facility and had $3.2 million of outstanding letters of credit resulting in available credit of $26.8 million.

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

The Senior Secured Revolving Credit Facility and the Indenture that governs the Senior Secured Notes contain financial and operating covenants. The financial covenants include a maximum consolidated leverage ratio calculated as total debt outstanding divided by Adjusted EBITDA; a minimum consolidated interest coverage ratio calculated as Adjusted EBITDAR divided by the sum of interest expense and cash rent; and a maximum capital expenditure limit and are specific to the Senior Secured Revolving Credit Facility. The non-financial covenants include prohibitions on our ability to incur certain additional indebtedness or to pay dividends. Additionally, the Indenture subjects us to the reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, as a non-accelerated filer, even if we are not specifically required to comply with such sections otherwise. Failure to comply with these covenants constitutes a default and may lead to the acceleration of the principal amount and accrued and unpaid interest on the Senior Secured Notes. Effective April 26, 2013, we amended our Senior Secured Revolving Credit Facility which adjusted our covenant requirements. For each of the fiscal years 2013, 2014, 2015 and 2016, the amendment increased our maximum consolidated leverage ratio, decreased our minimum consolidated interest coverage ratio and reduced our maximum capital expenditure limits as compared to the previously amended covenants. In addition the amendment changed the definition of Consolidated EBITDA to allow $1.0 million of cash severance payments in any fiscal year to be excluded from the required deduction of cash payments relating to a prior period non-cash addback and amended mandatory prepayments to include net cash proceeds from the sale of certain assets. We ended fiscal year 2013 with a leverage ratio of 5.64 times Adjusted EBITDA, compared to our maximum allowable leverage ratio of 7.00 times and an interest coverage ratio of 1.24, compared to our minimum allowable interest coverage ratio of 1.10. As of July 28, 2013 and for the year then ended, we were in compliance with all material covenants and anticipate to remain in compliance with such covenants throughout fiscal year 2014. However, we continue to be negatively impacted by economic trends and increased competition within our segment of the restaurant industry. If we later determine the adverse impact of these challenges does not allow us to remain in compliance with the financial covenants included in the Senior Secured Revolving Credit Facility, we believe we have sufficiently sound relationships with our lenders to secure an amendment or waiver prior to failing to meet these covenants. However, if we are unable to secure an amendment or waiver and fail the financial covenants, an event of default would result and the lenders could declare outstanding borrowings due and payable. These borrowings currently only include standby letters of credit.
Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities:

	Successor			Predecessor
	Fiscal year		Period from October 4, 2010 to	Period from August 2, 2010 to
(in thousands)	2013	2012	July 31, 2011	October 3, 2010
Total cash provided by (used in):
Operating activities	$14,665	$36,488	$16,549	$2,664
Investing activities	(12,689)	(33,859)	(342,838)	(5,380)
Financing activities	—	—	345,392	—
Increase (decrease) in cash and cash equivalents	$1,976	$2,629	$19,103	$(2,716)

Operating activities

Cash provided by operating activities in fiscal year 2013 and fiscal year 2012 includes cash flows generated from ongoing operations and is partially offset by $38.3 million and $38.0 million, respectively, of cash paid for interest.  Additionally, declining restaurant margins and increased general and administrative expenses contributed to the decrease in operating cash flows from fiscal year 2012 to fiscal year 2013. Cash provided by operating activities in the Successor period from October 4, 2010 to July

31, 2011 was impacted by costs related to the Transactions and a significant increase in interest expense related to the new debt structure.  Cash provided by operating activities in the Predecessor period from August 2, 2010 to October 3, 2010 was also impacted by costs related to the Transactions, which were partially offset by a tax benefit related to the exercise of stock options in connection with the Transactions.

We had negative working capital of $21.3 million as of July 28, 2013, $23.9 million as of July 29, 2012, and $21.0 million as of July 31, 2011.  Like many other restaurant companies, we are able, and expect to generally operate with negative working capital.  Restaurant operations do not require significant inventories and substantially all sales are for cash or paid by third-party credit cards.

Investing activities

Cash used in investing activities primarily represents capital expenditures for new restaurant growth.  Net capital expenditures were $12.7 million, $32.4 million, $31.2 million and $5.4 million for fiscal year 2013, fiscal year 2012, the Successor period from October 4, 2010 to July 31, 2011 and the Predecessor period from August 2, 2010 to October 3, 2010, respectively. Fiscal year 2012 also included expenditures related to bar enhancements across our restaurant base and share repurchases of $1.5 million in connection with the departure of two officers of the Company and investors in RHI.  During each year, gross capital expenditures were offset by sale and leaseback transactions ($16.6 million in fiscal year 2013, $16.2 million in fiscal year 2012, $1.8 million in the Successor period from October 4, 2010 to July 31, 2011 and $1.7 million in the Predecessor period from August 2, 2010 to October 3, 2010). Period-over-period variances in capital expenditures were due to the number and timing of new restaurants under construction and the owned versus leased mix of those properties. The Successor period from October 4, 2010 to July 31, 2011 also includes $311.6 million of costs to acquire LRI Holdings, as part of the Transactions.

Financing activities

Cash used in financing activities in both fiscal year 2013 and fiscal year 2012 included draws on the Senior Secured Revolving Credit Facility of $12.6 million and $18.4 million, respectively, which were fully repaid within each fiscal year. Cash provided by financing activities in the Successor period from October 4, 2010 to July 31, 2011 included proceeds from debt issuance and equity contributions required to fund the Transactions, offset by the repayment of prior credit facilities and new debt issuance costs.

Capital Expenditures

A significant component of our long-term growth strategy is new restaurant openings.  We continually evaluate our new restaurant opening plan to determine how many restaurants we will target for opening in each year and how many will be owned, land leases or land and building leases.  Our capital expenditures for new restaurants will fluctuate by the number and structure of these openings.  Additionally, we evaluate the maintenance needed to keep our restaurants and equipment in good condition, suitable for their purposes and adequate for our current needs.  During fiscal year 2013, we invested $29.3 million in capital expenditures, including 13 new restaurant openings and maintenance capital expenditures for our restaurant, home office and information technology needs. During fiscal year 2012, we invested $48.6 million in capital expenditures, including 19 new restaurant openings, bar enhancements at all restaurants and maintenance capital expenditures for our restaurant, home office and information technology needs.  During the Successor period from October 4, 2010 to July 31, 2011 and Predecessor period from August 2, 2010 to October 3, 2010, we invested $33.0 million and $7.0 million, respectively, in capital expenditures, including 12 and three new restaurant openings, respectively. The variances between periods are primarily due to the difference in weeks presented, number of new restaurant openings and the financing structure of those openings.

	Successor			Predecessor
	Fiscal year		Period from October 4, 2010 to	Period from August 2, 2010 to
(in thousands)	2013	2012	July 31, 2011	October 3, 2010
New restaurants	$22,237	$35,418	$28,306	$6,019
Existing restaurants and home office (1)	7,063	13,191	4,692	1,017
Total capital expenditures	$29,300	$48,609	$32,998	$7,036

(1)	Our existing restaurants and home office capital expenditures for fiscal year 2012 includes $8.0 million in bar enhancements.

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

Contractual Obligations

A summary of our contractual obligations and commercial commitments at July 28, 2013, is as follows:

	Payments due by period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations (1)	$355,000	$—	$—	$355,000	$—
Interest (2)	164,047	39,699	77,599	46,749	—
Operating leases (3)	810,443	41,345	83,903	85,284	599,911
Purchase obligations (4)	636	636	—	—	—
Total	$1,330,126	$81,680	$161,502	$487,033	$599,911

(1)
Our long-term debt obligations include $355.0 million of Notes and our $30.0 million Senior Secured Revolving Credit Facility.  As of July 28, 2013, we had no borrowings drawn on the Senior Secured Revolving Credit Facility and $3.2 million of outstanding letters of credit.

(2)	Represents estimated interest payments on the Notes and costs relating to letters of credit and commitment fees under the Senior Secured Revolving Credit Facility.

(3)	Includes base lease terms and certain optional renewal periods when it is probable at the inception of the lease that we will exercise the options.

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

If the fair value of the reporting unit is higher than its carrying value, goodwill is deemed not to be impaired, and no further testing is required.  If the carrying value of the reporting unit is higher than its fair value, there is an indication that impairment may exist and the second step must be performed to measure the amount of impairment loss.  The amount of impairment is determined by comparing the implied fair value of goodwill to its carrying value in the same manner as if the company was being acquired in a business combination.  Thus we would allocate the fair value of the reporting unit to all of the assets and liabilities of the Company, including any unrecognized intangible assets, in a hypothetical analysis that would calculate the implied fair value of goodwill.  If the implied fair value of goodwill is less than the recorded goodwill, we would record an impairment loss for the difference.

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

During our annual testing completed in the fourth quarter of fiscal year 2013, based on updated projections and continued decreases in revenue and EBITDA, we determined that the carrying value of the reporting unit was in excess of its fair value and thus step two of the goodwill impairment test was completed.  Based on the second step of the analysis, we recorded a non-cash goodwill impairment charge of $91.5 million. The valuation amount of the non-cash impairment charge recorded is preliminary and is subject to change based on finalization of the valuation studies and determination of other facts impacting fair value estimates. These adjustments, if any, will not impact our cash flows but may result in increases or decreases to net income, and those amounts may be material. Factors culminating in the impairment included changes in projected performance due to lower revenue estimates based on recent traffic trends, adjustments to new unit growth assumptions and the continued negative impact of commodity inflation. As noted above, assessing the fair value of goodwill includes making assumptions for estimating future cash flows and appropriate industry market multiples for both EBITDA and revenue.  These assumptions are subject to a high degree of complexity and judgment.  We make every effort to estimate future cash flows as accurately as possible with the information available at the time the forecast is developed.  However, changes in the assumptions and estimates used may affect the estimated fair value of the reporting unit and could result in additional impairment charges in the future.  We believe the key assumptions included in the step one analysis to be the long-term revenue growth rate and the weighted average cost of capital.  We used a long-term revenue growth rate inclusive of existing restaurant growth and new restaurant openings which averaged approximately 8% (excluding the perpetuity assumption) and the weighted average cost of capital used was approximately 13%.  If we were to assume the following 100 basis point movements for these key assumptions in our fiscal year 2013 step one analysis holding all other factors constant, the incremental goodwill impairment would have been:

100 basis point decrease in long-term revenue growth rate                             $49.7 million
100 basis point increase in the weighted average cost of capital                     $25.2 million

In the annual impairment test of the indefinite-lived tradename intangible asset, we primarily use the relief from royalty method under the income approach method of valuation. Significant assumptions include growth assumptions, future trends in sales, a royalty rate and appropriate discount rate.  The testing completed during the fourth quarter of fiscal year 2013 used a discount rate of 14% which resulted in the estimated fair value of the tradename exceeding its carrying value by approximately 19%, indicating no impairment of the tradename asset. However, future changes in assumptions used may require us to record material impairment charges for the tradename.

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

The Company performs long-lived asset impairment analyses throughout the year.  During fiscal year 2013, the Company determined that eleven restaurants had carrying amounts in excess of their fair values and also wrote-off additional asset expenditures with respect to restaurants that had been impaired in previous years, for a total impairment charge of $4.7 million.

Restaurant sites and certain other assets to be disposed of are reported at the lower of their carrying amount or fair value, less estimated costs to sell. Restaurant sites and certain other assets to be disposed of are included in assets held for sale within prepaid expenses and other current assets in our consolidated balance sheets when certain criteria are met. These criteria include the requirement that the likelihood of disposing of these assets within one year is probable.  Assets whose disposal is not probable within one year remain in property and equipment, net until their disposal within one year is probable.

Insurance Reserves

We self-insure a significant portion of expected losses under our workers’ compensation, general liability, employee health and property insurance programs. We have purchased insurance for individual claims that exceed certain deductible limits as well as aggregate limits above certain risk thresholds. We record a liability for our estimated exposure for aggregate incurred but unpaid losses below these limits and a receivable for any amounts incurred above our deductible limits.

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

Leases

We lease a substantial number of our restaurant properties.  We have ground leases, ground plus building leases and office space leases that are recorded as operating leases, most of which contain rent escalation clauses and rent holiday periods.  In accordance with applicable accounting guidance, rent expense under our operating leases is recognized on a straight-line basis over the shorter of the useful life or the related lease life including probable renewal periods. The difference in the straight-line expense in any year and amounts payable under the leases during that year is recorded as deferred rent liability. We use a lease life that begins on the date that we become legally obligated under the lease and extends through renewal periods that can be exercised at our option, when it is probable at the inception of the lease that we will exercise those options.

Our judgments related to the probable term for each lease affects the classification and accounting for leases as capital versus operating, the rent holidays and escalation in payments that are included in the calculated straight-line rent and the term over which leasehold improvements for each restaurant facility are amortized.  These judgments may produce materially different amounts of depreciation, amortization and rent expense than would be reported if different assumed lease terms were used.

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

Share-based compensation

Stock options are granted with an exercise price equal to or greater than the fair market value of the underlying stock on the date of grant. Because there is no public market for LRI Holdings or RHI shares, fair market value is set based on the good-faith determination of the board of directors. The grant date fair values have been determined utilizing the Black-Scholes option pricing model for time based options and a Monte Carlo simulation for performance based options.  We recognize expense on time-based options but not performance-based options, because their exercise is contingent upon a change in control which is not considered probable.  Stock option compensation expense has been calculated following applicable accounting guidance.

Income Taxes

We estimate certain components of our provision for income taxes.  These estimates include, among other items, depreciation and amortization expense allowable for tax purposes, allowable tax credits for items such as taxes paid on reported employee tip income, effective rates for state and local income taxes and the tax deductibility of certain other items.  We adjust our annual effective income tax rate as additional information on outcomes or events becomes available.

We account for income taxes pursuant to applicable accounting guidance which requires recognition of deferred tax assets and liabilities for the expected future income tax consequences of transactions that have been included in our financial statements. Under this method, deferred tax assets and liabilities are determined based on the tax affected differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by valuation allowances, which represent the estimated amount of deferred tax assets that may not be realized based upon estimated future taxable income. Based on our level of historical taxable income and projections of future taxable income over the periods that the deferred tax assets are expected to be realized, the Company recorded a valuation allowance of $8.6 million as of July 28, 2013. Realization of the tax benefit of such deferred income tax assets may remain uncertain for the foreseeable future, even if we generate taxable income, since certain deferred income tax assets are subject to various limitations and may only be used to offset income in certain jurisdictions. Future taxable income, reversals of temporary differences, available carry back periods and changes in tax laws could affect the estimates used in the income tax provision.

We recognize a tax position in our financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities that have full knowledge of all relevant information. A recognized tax position is then measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement.

Gift Card Revenue Recognition

We record a liability upon the sale of our gift cards and recognize revenue when those gift cards are redeemed. Additionally, we estimate the amount of gift cards for which redemption is considered remote and recognize those as income based on our historical redemption patterns. If actual redemption patterns vary from our estimates, the amount of revenue may differ from the amounts recorded.

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued guidance that provides entities with an option to perform a qualitative assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary. If an entity concludes that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, then quantitative impairment testing is required. However, if an entity concludes otherwise, quantitative testing is not required. This guidance is effective for annual and interim impairment tests performed in fiscal years beginning after September 15, 2012 (our fiscal year 2014); however, early adoption is permitted. We do not believe adoption of this guidance will have a material impact on our consolidated financial statements.

During the first quarter of fiscal year 2013, the Company adopted the FASB guidance regarding the presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. No differences exist between our net income and comprehensive income in the periods presented, and thus a statement of comprehensive income is not presented in this Report.

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

Four food categories (beef, produce, seafood and chicken) account for the largest share of our cost of goods sold (at 33%, 10%, 9% and 9%, respectively in fiscal year 2013).  Other categories affected by commodity price fluctuations, such as pork, cheese and dairy, may each account for 4-6%, individually, of our purchases.  With respect to our commodity outlook for fiscal year 2014, we have fixed price contracts on approximately 40% of our commodity needs. We expect commodity inflation to be in the range of 2-3% for fiscal year 2014. We will continue to monitor the commodity markets and may enter into additional fixed price contracts depending on market conditions.

We recognize that commodity pricing may be extremely volatile and can change unpredictably and over short periods. For example, during 2013, beef prices have reached record highs.  Changes in commodity prices would generally affect us and our competitors similarly, depending upon the terms and duration of supply contracts.  In many cases, or over the longer term, we believe we will be able to pass through some or all of the increased commodity costs by adjusting menu pricing.  However, competitive circumstances or judgments about consumer acceptance of price increases, may limit price flexibility and, in those circumstances, increases in commodity prices may have an adverse affect on restaurant operating margins.

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

Our restaurants are also impacted by changes in fuel prices.  Our third party distributor charges us for the diesel fuel used to deliver inventory to our restaurants.  In the third quarter of fiscal year 2013, we substantially amended a forward contract to procure certain amounts of diesel fuel from our third party distributor at set prices in order to mitigate our exposure to unpredictable fuel prices and extended the termination date to July 31, 2014.  The effect of the fuel derivative instrument was immaterial to our consolidated financial statements for fiscal year 2013.

Interest rate risk

We are subject to interest rate risk in connection with borrowings under the Senior Secured Revolving Credit Facility, which bears interest at variable rates.  As of July 28, 2013, we were not drawn on our Senior Secured Revolving Credit Facility.  There is no interest rate risk associated with our Senior Secured Notes, as the interest rate is fixed at 10.75% per annum.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s consolidated financial statements, together with the related notes and the report of independent registered accounting firm, are set forth in Item 15 of this Report.

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A—CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, have evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of July 28, 2013.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of July 28, 2013 based on the Internal Control − Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, our management concluded that our internal control over financial reporting was effective as of July 28, 2013.

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

ITEM 9B—OTHER INFORMATION

During the first quarter of fiscal year 2014, the Company reversed $0.5 million of expense related to termination benefits accrued and payable to our former President and Chief Executive Officer, Mr. Thomas Vogel.  In accordance with Mr. Vogel's amended and restated employment agreement, at Mr. Vogel's commencement of employment with a new employer remaining severance payments shall be reduced by the amount of compensation received from the new employment.  The Company has agreed to pay Mr. Vogel a portion of the liability owed by RHI for his share repurchases equal to the amount of termination benefits forfeited, payable in equal monthly installments.   In accordance with the Stockholders Agreement, the Board of Directors of the Company reserves the right, based on subsequent developments, to further suspend the payments towards share repurchases if necessary.

On October 28, 2013, Logan’s Roadhouse, Inc. and Kelso & Company, L.P. (“Kelso”) entered into an amendment to the advisory agreement dated October 4, 2010, by and between Logan’s Roadhouse and Kelso, pursuant to which, among other things, Kelso provides consulting and advisory services to the Company (the “Advisory Agreement”). Under the terms of the amendment, the parties agreed to defer payments of the annual advisory fee payable pursuant to the Advisory Agreement beginning with the advisory fee quarterly payment due on October 1, 2013. The annual advisory fee will accrue on a daily basis but will not be payable until such time as Kelso determines, in its sole discretion, at which time the advisory fee accrued from October 1, 2013 until such date, together with the advisory fee payable in respect of the remainder of the then-current calendar quarter, will become immediately payable and subsequent payments will no longer be deferred.

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding our directors and executive officers as of October 28, 2013:

Name	Age	Title(s)
Michael D. Andres	55	President, Chief Executive Officer and Director
Amy L. Bertauski	44	Chief Financial Officer, Treasurer and Secretary
V. Todd Townsend	49	Chief Marketing Officer
James B. Kuehnhold	51	Senior Vice President of Operations
Scott E. Dever	45	Senior Vice President of Information Systems
Lynne D. Wildman	44	Vice President of Supply Chain Management
David Cavallin	46	Vice President of Finance
Nicole A. Williams	40	Vice President and Controller
Michael K. Martin	51	Vice President of Human Resources
Philip E. Berney	49	Director
Stephen C. Dutton	31	Director
J. David Karam	55	Director
Michael P. O’Donnell	57	Director
Stanley de J. Osborne	43	Director

Executive Officers

Michael D. Andres has served as our President, Chief Executive Officer, and Chairman of the Board of Directors since February 2013. Before joining Logan's Roadhouse, Mr. Andres served as McDonald's Corporation's U.S. Central Division President since 2010. As a President of the central division, he oversaw 4,400 restaurants in seven geographic regions encompassing 24 states. He was Vice President and General Manager of the Pacific Sierra Region for McDonald's USA, LLC from 2007 to 2009. Prior to that position, he served as President and Chief Executive Officer of Boston Market Corporation from 2000 to 2007, when it was a subsidiary of McDonald's Corporation. In addition, Mr. Andres served as a Senior Vice President and restaurant support officer of McDonald's Midwest division from 1998 to 2000. A graduate of the University of Tennessee, Mr. Andres has more than 30 years of restaurant leadership with extensive responsibilities in all aspects of restaurant operations, marketing and development.

Amy L. Bertauski has served as our Chief Financial Officer since December 2006. Ms. Bertauski has responsibility for all aspects of finance, accounting, treasury, benefits, supply chain management, and information technology. She joined Logan’s Roadhouse in May 2000 as the Director of Accounting. Ms. Bertauski was promoted to Vice President and Controller in August 2003 and to Senior Vice President of Accounting & Finance and Principal Accounting Officer in August 2006. Prior to joining Logan’s Roadhouse, Ms. Bertauski worked for two years with Applebee’s International as the Manager of Corporate Accounting and for three years at Rio Bravo as an Accounting Manager. In addition to 17 years of restaurant industry experience, Ms. Bertauski also worked for four years with Arthur Andersen in their audit practice. Ms. Bertauski holds a B.S. in Accounting from the University of Illinois.

V. Todd Townsend has served as our Chief Marketing Officer since September 2012.  He is responsible for product development, marketing and communications for the Logan’s brand.  Prior to joining Logan’s Roadhouse, he was employed by Time Warner Cable, Qwest Communications, Sonic Drive In, Yahoo! and Sprint in marketing, sales and e-commerce leadership positions.  Mr. Townsend served as Chief Marketing Officer for Sonic Drive In from 2005 to 2008, during which time his teams delivered positive same store sales performance for three consecutive years.  Mr. Townsend has agency experience with the Leo Burnett Company and over 25 years of business and marketing experience with both consumer and business-to-business focused brands across a range of industries.  He received his Bachelors degree from Oklahoma State University and his Masters degree from Northwestern University.

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

David Cavallin is Vice President of Finance and is responsible for Logan’s financial planning and analysis and operations analysis functions.  Mr. Cavallin joined Logan’s Roadhouse in June 2004 and has over 20 years of restaurant finance experience. Prior to joining Logan’s Roadhouse, Mr. Cavallin held various finance positions at Darden Restaurants from 1992 to 2004, most recently as Director of Planning and Analysis.  Prior to his restaurant industry experience, Mr. Cavallin was a Chartered Accountant and worked with Ernst & Young in their audit practice.  Mr. Cavallin holds a Bachelor of Commerce degree and Graduate Diploma in Public Accountancy, both from McGill University in Montreal, Canada.

Nicole A. Williams is our Vice President and Controller and also serves as our Principal Accounting Officer.  She is responsible for all financial reporting and audit requirements, as well as oversight of the company’s accounting, tax and benefit functions.  Ms. Williams joined Logan’s Roadhouse in June 2005 and was promoted to Director of Accounting in 2006.  In 2009, she was promoted to Controller, and she has served as an officer of the Company since November 2011.  In addition to her eight years of restaurant experience, Ms. Williams has worked in various accounting roles of increasing responsibility throughout her 20 year accounting career.  Ms. Williams holds a B.S. in Accounting and a Masters in Tax from the University of Tennessee and is a Certified Public Accountant.

Michael K. Martin is our Vice President of Human Resources and oversees all aspects of human resources, training and asset protection strategies. Mr. Martin joined Logan's Roadhouse in July 2013. His previous experience includes leading policy development and integration, talent management, employee relations and retention, vendor management, recruiting strategy development and corporate change management. Prior to joining Logan's Roadhouse, Mr. Martin worked for Jack in the Box, Inc., where he provided strategic leadership for the company's field human resources efforts, with primary focuses on leadership development and operational execution. Other previous employers include Wendy's International, Inc., Taco Bell and Stouffer Hotels and Resorts. He also served as a helicopter pilot in the U.S. Army from June 1985 to November 1991. Mr. Martin received his Bachelor of Science degree from Auburn University and his Masters in Organizational Development and Strategic Management from Chapman University.

Our executive officers are appointed by our board of directors and serve until their successors have been duly elected and qualified or their earlier resignation or removal. There are no family relationships among any of our directors or executive officers.

Board of Directors

Our board of directors is comprised of six members, including Mr. Andres and the individuals named below.

Philip E. Berney has served as a member of the board of directors since the consummation of the Transactions and is a Managing Director at Kelso & Company, L.P. Prior to joining Kelso in 1999, he was a Senior Managing Director and Head of the High Yield Capital Markets group at Bear, Stearns & Co. Inc. Previously, he worked in High Yield Finance at The First Boston Corporation. Mr. Berney received a B.S. in Business Administration from the University of North Carolina at Chapel Hill, where he was a Morehead Scholar. He is a director of Audio Visual Services Corporation, Eacom Timber Corporation, Tervita Corporation, Cronos Ltd, Custom Building Products, Inc., PowerTeam Services, LLC and Wilton Re Holdings Limited. Mr. Berney was a director of Cambridge Display Technology, Inc., Del Laboratories, Inc. and Eagle Bulk Shipping, Inc. Mr. Berney brings to our board of directors extensive experience in corporate strategy and business development and his knowledge gained from service on the boards of various public and private companies.

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

J. David Karam has served as a member of our board of directors since September 2012. Mr. Karam is the Chief Executive Officer of Sbarro, Inc., a leading Italian quick service restaurant company. Mr. Karam joined Sbarro when he was appointed Chairman of the Board in January 2012 and assumed the additional duties of CEO in March of 2013. Mr. Karam also owns Cedar Enterprises, a Wendy’s franchisee with 150 Wendy’s restaurants in five states.   Mr. Karam was most recently the President of Wendy’s International from 2008 to 2011.  Prior to joining Wendy’s in 2008, Mr. Karam was president of Cedar Enterprises.  He joined Cedar Enterprises in 1986 as Vice President of Finance before being promoted to President in 1989.  Mr. Karam previously served as senior auditor for Touche & Ross from 1982 to 1986. Mr. Karam has a bachelor’s degree in accounting from The Ohio State University and is a graduate of the Owner President Management program at the Harvard University Graduate School of Business Administration.  He is a member of the American Institute of Certified Public Accountants and the Ohio Society of Certified Public Accountants. Mr. Karam’s qualifications to serve on our board include his financial background, his extensive restaurant experience and leadership skills that come from his executive and board level positions in the industry.

Michael P. O’Donnell has served as a member of our board of directors since June 2007. Mr. O’Donnell is currently President and CEO of Ruth’s Hospitality Group, a publicly traded restaurant group where he is responsible for the overall strategic and operational direction of the company. In addition to the board of Ruth’s Hospitality Group, Inc., Mr. O’Donnell is also a Director of Cosi, Inc. and serves as a member of the Board of Trustees of Rollins College. Mr. O’Donnell has previously served as the Chief Executive Officer, President and Chairman of the Board of Champps Entertainment, Inc. from March 2005 to November 2007 and as Chief Executive Officer and Director of Sbarro, Inc. from September 2003 to March 2005. Prior to that, Mr. O’Donnell held the position of President and Chief Executive Officer of New Business at Outback Steakhouse, Inc. As a result of these and other professional experiences, Mr. O’Donnell brings to the board the knowledge, qualifications and leadership skills that come from 30 years of experience in the restaurant industry, including significant experience at the senior executive and board level in both the bar & grill and steakhouse segments. Mr. O’Donnell received his B.A. in English from Rollins College.

Stanley de J. Osborne has served as a member of the board of directors since the consummation of the Transactions and is a Managing Director at Kelso & Company, L.P. Prior to joining Kelso in 1998, Mr. Osborne was an Associate at Summit Partners. Previously, Mr. Osborne was an Associate in the Private Equity Group and an Analyst in the Financial Institutions Group at J.P. Morgan & Co. He received a B.A. in Government from Dartmouth College. Mr. Osborne is a director of Custom Building Products, Inc., Global Geophysical Services, Inc., Hunt Marcellus, LLC, PowerTeam Services, LLC, Tallgrass Energy Partners, LP and Traxys S.a.r.l. Mr. Osborne was a director of CVR Partners, L.P., CVR Energy, Inc. and Shelter Bay Energy, Inc. Mr. Osborne’s qualifications to serve on our board of directors include his extensive experience in corporate finance, business strategy and corporate development and his knowledge gained from service on the boards of various public and private companies.

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

Our compensation committee is responsible for, among other matters: (a) reviewing and approving the compensation and benefits of our officers, directors and consultants; (b) reviewing and approving employment agreements and other similar arrangements between us and our executive officers; and (c) authorizing, ratifying and administering our stock option plans and certain incentive compensation plans. The members of our compensation committee are Philip E. Berney, Stanley de J. Osborne and Michael D. Andres, chairperson, none of whom are “independent” as such term is defined by corporate governance standards.

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

Compensation Committee Interlocks and Insider Participation

Michael D. Andres is a member of LRI Holdings’ compensation committee and serves as our President and Chief Executive Officer. No other current member of LRI Holdings’ compensation committee was an officer or employee during the last fiscal year, a former officer of LRI Holdings or Logan’s Roadhouse, Inc. or had any relationship requiring disclosure under Item 404 of Regulation S-K.

Code of Ethics

We have adopted a written code of ethics that applies to our senior financial officers, including our chief executive officer and chief financial officer of LRI Holdings and its subsidiaries.  The code of ethics is available on our corporate website at www.logansroadhouse.com.  We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding any amendment to, or waiver from, any applicable provision (relating to elements listed under Item 406(b) of Regulations S-K) of the code of ethics by posting such information on our website, at the address specified above.

Section 16(a) Beneficial Ownership Reporting Compliance

As the Company does not have a class of equity securities registered pursuant to Section 12 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), none of its directors, officers or stockholders were subject to reporting requirements of Section 16(a) of the Exchange Act during the fiscal year ended July 28, 2013.

ITEM 11—EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information with respect to compensation for fiscal years 2013 and 2012 earned by, awarded to or paid to our named executive officers.

	Year	Salary ($)	Bonus ($)(1)	Option awards ($)(2)	Non-equity incentive plan compensation ($)(3)	All other compensation ($)(4)	Total ($)

Michael D. Andres	2013	285,000	300,000	4,791,600	—	—	5,376,600
President and Chief Executive Officer

G. Thomas Vogel	2013	367,500	—	—	—	274,239	641,739
Former President and Chief Executive Officer	2012	648,077	—	—	—	4,098	652,175

Amy L. Bertauski	2013	350,000	—	—	—	1,205	351,205
Chief Financial Officer, Treasurer and Secretary	2012	335,000	—	—	—	3,199	338,199

V. Todd Townsend	2013	271,154	25,000	1,001,328	—	519	1,298,001
Chief Marketing Officer

(1)
Represents discretionary bonuses for the following: Mr. Andres' bonus related to his minimum bonus for fiscal year 2013 pursuant to his employment agreement (as described below) and Mr. Townsend's hiring bonus.

(2)
The amounts set forth reflect the aggregate grant date fair value of stock options calculated in accordance with applicable accounting guidance.  See Note 18 of our consolidated financial statements included in Item 15 of this Report for additional information.  These amounts may not correspond to the actual value eventually realized by each named executive officer because the value realized will depend on the extent to which performance conditions are ultimately met.  The grant date fair value for the performance-based stock option grants to Mr. Townsend was calculated based on the probable outcome of the performance condition.

(3)	Represents amounts earned for each fiscal year under our annual cash incentive program. No amounts were earned under the program in fiscal years 2013 and 2012.

(4)	Represents the following for fiscal year 2013:

	Savings plan	Disability insurance	Severance
Name	($)	($)	($)
Michael D. Andres	—	—	—

G. Thomas Vogel	—	4,239	270,000

Amy L. Bertauski	1,205	—	—

V. Todd Townsend	519	—	—

Narrative Disclosure to Summary Compensation Table

Effective February 19, 2013, Michael Andres was appointed to serve as our President, Chief Executive Officer and Chairman of our Board of Directors. On March 8, 2013, we entered into an employment agreement with Mr. Andres. Under the terms of the employment agreement, Mr. Andres will be paid an annual base salary of $650,000, and will have a target annual incentive bonus of 100% of his base salary. For fiscal year 2013, Mr. Andres will receive a minimum annual bonus of $300,000.
Upon termination of employment without “cause” or resignation for “good reason,” Mr. Andres’ employment agreement provides for a severance benefit of (a) 150% of the sum of (i) his base salary in effect as of the date of termination for eighteen months plus (ii) his target bonus amount, payable in equal installments over an 18-month period following termination (the “Severance Period”), (b) continuation of medical benefits at active employee rates during the Severance Period, and (c) a pro rata bonus payment (based on his target bonus amount) for the year in which he is terminated. Payment of severance is subject to Mr. Andres’ execution of a release of claims, and will be offset by compensation or medical benefits received from future employment during the severance period. Following termination of employment for any reason, Mr. Andres is subject to customary noncompetition and noninterference provisions for eighteen months.
In connection with his commencement of employment, Mr. Andres was awarded stock options to purchase 120,000 shares of common stock of Roadhouse Holding under the Roadhouse Holding Inc. Stock Incentive Plan. The options have a per share exercise price of $87.25, vest over a five-year period and have a maximum term of ten years. If Mr. Andres’ employment is terminated for a reason other than for cause, unvested options will be canceled. Should Mr. Andres’ employment terminate for cause, all vested and unvested options will be canceled. Following termination of employment, Mr. Andres will retain the right to exercise any vested options (a) for the shorter of one year or until the normal option expiration date, following termination for death, disability, or retirement, or (b) for the shorter of 60 days or until the normal option expiration date following termination for any other reason (except for termination for cause). Additionally, Mr. Andres had an option to purchase a number of shares of common stock of Roadhouse Holding for a per share exercise price of $87.25 during the 30-day period following the grant date of the options described above.
In connection with Mr. Andres’ appointment, G. Thomas Vogel resigned as President, Chief Executive Officer and Chairman of the Board of Directors, effective as of February 19, 2013. On February 20, 2013, Mr. Vogel entered into a Mutual Release and Separation Agreement (the “Separation Agreement”) with the Company. Pursuant to the Separation Agreement, Mr. Vogel’s resignation was treated as a termination without cause and Mr. Vogel became entitled to a severance benefit of (a) continued payment of base salary for eighteen months following termination of employment, (b) his annual bonus for fiscal year 2013, pro-rated for his service prior to the date of his termination of employment (to be paid at such time that the Company pays a similar bonus to its other executives), and (c) continued participation in life, medical and disability insurance programs for eighteen months following termination. The severance benefit will be offset by compensation or welfare benefits received from future employment during the eighteen month period following termination. Mr. Vogel’s equity in Roadhouse Holding, which includes options to purchase shares of Roadhouse Holding stock and shares of Roadhouse Holding common stock purchased and held, will be treated as set forth in the relevant plans and agreements. Under the Separation Agreement, Mr. Vogel will be subject to noncompetition and nonsolitication provisions for a period of eighteen months following termination. The Separation Agreement also contains a full release of any claims against the Company by Mr. Vogel.

Outstanding Equity Awards at Fiscal Year End 2013

The following table sets forth the number of stock options held by the named executive officers on July 28, 2013.  No other stock awards have been granted to the named executive officers.

	Number of securities underlying unexercised options (#) (1)		Number of securities underlying unexercised	Option	Option
Name	Exercisable	Unexercisable	unearned options (#) (2)	exercise price($/Sh)	expiration date
Michael D. Andres	—	120,000	—	87.25	2/19/2023
G. Thomas Vogel	—	—	—	—
Amy L. Bertauski	6,517	6,516	—	100.00	3/1/2021
	—	—	26,067	100.00	3/1/2021
V. Todd Townsend	—	9,200	—	100.00	9/4/2022
	—	—	18,400	100.00	9/4/2022

(1)	These options represent time-based options granted under the Roadhouse Holding Inc. Stock Incentive Plan (the "2011 Plan"). Such options vest ratably over a four or five year period.

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

Director Compensation

Members of our board of directors who are also our employees or who are affiliated with Kelso do not receive cash or equity compensation for service on our board of directors.  J. David Karam and Michael P. O’Donnell, who as of July 28, 2013 were our only non-employee directors not affiliated with Kelso, received the following compensation for the fiscal year ended July 28, 2013.

	Fees earned or paid in cash (1)	Option awards	All other compensation	Total
Name	($)	($)	($)	($)
J. David Karam	25,000	125,166	—	150,166
Michael P. O'Donnell	25,000	—	—	25,000

(1)
Includes the fee paid for service on the board of directors during 2013.  Board members are also reimbursed for out-of-pocket expenses incurred in connection with their board service.  Such reimbursements are not included in this table.  There are no other fees earned for service on the board of directors.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

Roadhouse Holding owns, through Roadhouse Intermediate Inc., Roadhouse Midco Inc. and Parent, 100% of our common stock. The Kelso Affiliates and the Management Investors own all of the common stock of Roadhouse Holding.

The following table sets forth information as of October 28, 2013 with respect to the ownership of the common stock of Roadhouse Holding by:

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

Name of beneficial owner	Number of shares of common stock beneficially owned as of October 28, 2013	Percent of class (6)
Kelso Investment Associates VIII, L.P.(1)(2)	2,231,000	98.74
KEP VI, LLC(1)(2)	2,231,000	98.74
Frank T. Nickell(1)(2)	2,231,000	98.74
Thomas R. Wall, IV(1)(2)	2,231,000	98.74
George E. Matelich(1)(2)	2,231,000	98.74
Michael B. Goldberg(1)(2)	2,231,000	98.74
David I. Wahrhaftig(1)(2)	2,231,000	98.74
Frank K. Bynum, Jr.(1)(2)	2,231,000	98.74
Philip E. Berney(1)(2)(3)	2,231,000	98.74
Frank J. Loverro(1)(2)	2,231,000	98.74
James J. Connors, II(1)(2)	2,231,000	98.74
Church M. Moore(1)(2)	2,231,000	98.74
Stanley de J. Osborne(1)(2)(3)	2,231,000	98.74
Christopher L. Collins(1)(2)	2,231,000	98.74
Lynn Alexander(1)(2)	2,231,000	98.74
Stephen C. Dutton(2)(3)	—	—
J. David Karam(3)(5)	—	—
Michael P. O’Donnell(3)(5)	—	—
Michael D. Andres(3)(4)(5)	—	—
Amy L. Bertauski(4)(5)	10,000	*
V. Todd Townsend(4)(5)	—	—
All executive officers and directors, as a group (14 persons)(1)	2,259,500	100.00
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

(2)	The business address for these persons is c/o Kelso & Company, L.P., 320 Park Avenue, 24th Floor, New York, New York 10022.

(3)	Members of our board of directors.

(4)	Named executive officers.

(5)	The business address for these persons is c/o LRI Holdings, Inc., 3011 Armory Drive, Suite 300, Nashville, Tennessee 37204.

(6)	This percentage is based on the number of outstanding shares of common stock as of July 28, 2013 (2,259,500 shares).

Equity Compensation Plan Information

The following table sets forth information concerning the shares of common stock that may be issued upon exercise of options under the 2011 Plan as of July 28, 2013:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	335,220	$95.44	64,780
Equity compensation plans not approved by security holders	—	—	—
Total	335,220	95.44	64,780

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

Advisory Agreement

In connection with the Transactions, Logan’s Roadhouse, Inc. entered into an advisory agreement with Kelso pursuant to which:

•	we paid to Kelso a one-time advisory fee of $7.0 million and reimbursed Kelso for Kelso’s out-of-pocket costs and expenses incurred in connection with the Transactions;

•
Kelso provides us with ongoing financial advisory and management consulting services in return for annual fees in an aggregate amount of $1.0 million to be paid in quarterly installments (we amended the Advisory Agreement during the first quarter of fiscal year 2014, to allow the annual advisory fee to accrue on a daily basis and become payable at Kelso's sole discretion), in addition to reimbursement for Kelso’s out of pocket costs and expenses;

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

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accountants

Deloitte & Touche, LLP (“Deloitte”) served as our independent registered public accounting firm for the fiscal years ended July 28, 2013 and July 29, 2012.  The following table sets forth (in thousands) fees billed or estimated to be billed to us by Deloitte for fiscal year 2013 and fiscal year 2012:

	Fiscal year 2013	Fiscal year 2012
Audit fees	$629	$560
All other fees	2	2
Total	$631	$562
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

Audit Committee Pre-Approval Policy

Pursuant to our Audit Committee Charter, all permissible services to be performed by Deloitte must be pre-approved by the Audit Committee.

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
	All financial schedules have been omitted either because they are not applicable or because the required information is provided in our consolidated financial statements and notes thereto.

(a)(3)	Exhibits:
	An "Exhibit Index" has been filed as part of this Annual Report on Form 10-K beginning on page 86 hereof and is incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of LRI Holdings, Inc.
Nashville, Tennessee

We have audited the accompanying consolidated balance sheets of LRI Holdings, Inc. and subsidiaries (the "Company", the “Successor Company”, or the “Predecessor Company”), a wholly-owned subsidiary of Roadhouse Holding Inc. (Successor Company), as of July 28, 2013 and July 29, 2012, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the fiscal years ended July 28, 2013 (Successor Company) and July 29, 2012 (Successor Company), the period from October 4, 2010 to July 31, 2011 (Successor Company), and for the period from August 2, 2010 to October 3, 2010 (Predecessor Company). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at July 28, 2013 and July 29, 2012, and the results of their operations and their cash flows for the years ended July 28, 2013 (Successor Company) and July 29, 2012 (Successor Company), the period from October 4, 2010 to July 31, 2011 (Successor Company), and for the period from August 2, 2010 to October 3, 2010 (Predecessor Company), in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company was acquired on October 4, 2010.

/s/ Deloitte & Touche LLP

Nashville, Tennessee
October 28, 2013

LRI Holdings, Inc.
Consolidated Balance Sheets

	Successor
(In thousands, except share data)	July 28, 2013	July 29, 2012
ASSETS
Current assets:
Cash and cash equivalents	$23,708	$21,732
Receivables	9,583	8,288
Inventories	12,887	12,349
Prepaid expenses and other current assets	4,337	4,294
Income taxes receivable	432	3,911
Deferred income taxes	—	2,046
Total current assets	50,947	52,620
Property and equipment, net	223,724	239,553
Other assets	16,085	18,527
Goodwill	192,590	284,078
Tradename	71,694	71,694
Other intangible assets, net	19,272	21,354
Total assets	$574,312	$687,826
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable	$18,770	$21,193
Payable to RHI	1,118	50
Other current liabilities and accrued expenses	52,383	55,268
Total current liabilities	72,271	76,511
Long-term debt	355,000	355,000
Deferred income taxes	27,745	32,561
Other long-term obligations	43,649	39,702
Total liabilities	498,665	503,774
Commitments and contingencies (Note 13)	—	—
Stockholder’s equity:
Common stock ($0.01 par value; 100 shares authorized; 1 share issued and outstanding)	—	—
Additional paid-in capital	230,000	230,000
Retained (deficit) earnings	(154,353)	(45,948)
Total stockholder’s equity	75,647	184,052
Total liabilities and stockholder’s equity	$574,312	$687,826

See accompanying notes to consolidated financial statements.

LRI Holdings, Inc.
Consolidated Statements of Operations

	Successor			Predecessor
(In thousands)	Fiscal year 2013	Fiscal year 2012	Period from October 4, 2010 to July 31, 2011	Period from August 2, 2010 to October 3, 2010
Revenues:
Net sales	$647,425	$629,987	$497,170	$93,762
Franchise fees and royalties	2,175	2,186	1,793	348
Total revenues	649,600	632,173	498,963	94,110
Costs and expenses:
Restaurant operating costs:
Cost of goods sold	218,327	207,225	162,805	29,172
Labor and other related expenses	191,945	184,310	145,258	28,578
Occupancy costs	52,926	48,780	36,817	8,046
Other restaurant operating expenses	105,759	100,680	71,708	15,478
Depreciation and amortization	20,949	20,309	14,588	3,112
Pre-opening expenses	2,721	4,808	2,984	783
General and administrative	30,901	25,373	30,460	14,440
Goodwill and intangible asset impairment	91,488	48,526	—	—
Store impairment and closing charges	4,658	4,438	25	—
Total costs and expenses	719,674	644,449	464,645	99,609
Operating (loss) income	(70,074)	(12,276)	34,318	(5,499)
Interest expense, net	40,917	39,748	33,823	3,147
Other income, net	—	—	(15)	(182)
(Loss) income before income taxes	(110,991)	(52,024)	510	(8,464)
Income tax benefit	(2,586)	(5,496)	(70)	(8,240)
Net (loss) income	(108,405)	(46,528)	580	(224)
Undeclared preferred dividend	—	—	—	(2,270)
Net (loss) income attributable to common stockholders	$(108,405)	$(46,528)	$580	$(2,494)

See accompanying notes to consolidated financial statements.

LRI Holdings, Inc.
Consolidated Statements of Stockholders’ Equity

			Additional	Retained	Total stockholders’	Preferred
	Common		paid-in	(deficit)	equity	Shares	Amount
(In thousands, except share data)	Shares	Amount	capital	earnings	(Permanent)	(Temporary)	(Temporary)
Balances at August 1, 2010 (Predecessor)	992,427	$10	$12,831	$20,772	$33,613	64,508	$60,170
Net loss	—	—	—	(224)	(224)	—	—
Balances at October 3, 2010 (Predecessor)	992,427	$10	12,831	20,548	33,389	64,508	60,170

Balances at October 4, 2010 (Date of Transactions)	—	$—	$—	$—	$—	—	$—
Capital contribution	1	—	230,000	—	230,000	—	—
Net income	—	—	—	580	580	—	—
Balances at July 31, 2011 (Successor)	1	$—	230,000	580	230,580	—	—
Net loss	—	—	—	(46,528)	(46,528)	—	—
Balances at July 29, 2012 (Successor)	1	$—	230,000	(45,948)	184,052	—	—
Net loss	—	—	—	(108,405)	(108,405)	—	—
Balances at July 28, 2013 (Successor)	1	$—	$230,000	$(154,353)	$75,647	—	$—

See accompanying notes to consolidated financial statements.

LRI Holdings, Inc.
Consolidated Statements of Cash Flows

	Successor			Predecessor
(In thousands)	Fiscal year 2013	Fiscal year 2012	Period from October 4, 2010 to July 31, 2011	Period from August 2, 2010 to October 3, 2010
Cash flows from operating activities:
Net (loss) income	$(108,405)	$(46,528)	$580	$(224)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	20,949	20,309	14,588	3,112
Other amortization	1,863	1,289	4,502	241
Unrealized gain on interest rate swap	—	—	—	(182)
Loss on sale/disposal of property and equipment	2,147	3,467	765	203
Amortization of deferred gain on sale and leaseback transactions	(43)	(23)	(3)	(18)
Impairment charges for long-lived assets	4,658	4,438	25	—
Goodwill impairment	91,488	48,526	—	—
Share-based compensation expense	1,107	746	821	—
Tax benefit upon cancellation/exercise of Predecessor stock options	—	—	—	6,431
Deferred income taxes	(2,770)	(5,024)	(1,103)	(10,701)
Changes in operating assets and liabilities:
Receivables	(1,295)	1,672	(113)	126
Inventories	(538)	(979)	(1,114)	(205)
Prepaid expenses and other current assets	(44)	(927)	5,158	1,668
Other non-current assets and intangibles	(69)	(2,009)	(651)	(179)
Accounts payable	171	3,459	238	413
Payable to RHI	(38)	(48)	(19)	—
Income taxes payable/receivable	3,479	(223)	849	(3,985)
Other current liabilities and accrued expenses	(2,775)	2,898	(12,389)	4,942
Other long-term obligations	4,780	5,445	4,415	1,022
Net cash provided by operating activities	14,665	36,488	16,549	2,664
Cash flows from investing activities:
Acquisition of LRI Holdings, net of cash acquired	—	—	(311,633)	—
Loan to parent to repurchase shares	—	(1,450)	—	—
Purchase of property and equipment	(29,300)	(48,609)	(32,998)	(7,036)
Proceeds from sale and leaseback transactions, net of expenses	16,611	16,200	1,793	1,656
Net cash used in investing activities	(12,689)	(33,859)	(342,838)	(5,380)
Cash flows from financing activities:
Proceeds from issuance of Senior Secured Notes	—	—	355,000	—
Payments for debt issuance costs	—	—	(19,207)	—
Contribution from parent	—	—	230,000	—
Repayment of Predecessor’s senior secured credit facility	—	—	(132,825)	—
Repayment of Predecessor’s senior subordinated unsecured mezzanine term notes, including prepayment premium	—	—	(87,576)	—
Payments on revolving credit facility	(12,600)	(18,400)	—	—
Borrowings on revolving credit facility	12,600	18,400	—	—
Net cash provided by financing activities	—	—	345,392	—
Increase (decrease) in cash and cash equivalents	1,976	2,629	19,103	(2,716)
Cash and cash equivalents, beginning of period	21,732	19,103	—	52,211
Cash and cash equivalents, end of period	$23,708	$21,732	$19,103	$49,495

See accompanying notes to consolidated financial statements.

LRI Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share data)
1. Description of the Business

LRI Holdings and subsidiaries (collectively the “Company”) is engaged in the operation and development of the Logan’s Roadhouse restaurant chain.  As of July 28, 2013, our restaurants operate in 23 states and are comprised of 233 company-owned restaurants and 26 franchise-owned restaurants.

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

Fiscal year

The Company operates on a 52 or 53-week fiscal year ending on the Sunday nearest to July 31.  The fiscal years ended July 28, 2013 ("fiscal year 2013") and July 29, 2012 (“fiscal year 2012”) each consist of 52 weeks. The fiscal year ended July 31, 2011 consists of 52 weeks, but as a result of the Transactions is shown separately as the nine week Predecessor period from August 2, 2010 to October 3, 2010 and the 43-week Successor period from October 4, 2010 to July 31, 2011.

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

Inventories

Inventories consist of food, beverages and supplies and are valued at the lower of cost (first-in, first out method) or market.  Due to the nature of these inventories excess inventory is not maintained, and as such, no allowance for excess and/or obsolete inventory is provided. Supplies, consisting mainly of dishes, utensils and small equipment, represented $8.4 million and $7.9 million of the total inventory balance at July 28, 2013 and July 29, 2012, respectively.

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

As discussed further in Note 6, we determined during the fourth quarter of fiscal year 2013 and fiscal year 2012 that our goodwill was impaired and recognized an impairment charge of $91.5 million and $48.5 million, respectively. In the annual impairment test of goodwill, the Company uses a combination of the income and market methods of valuation to determine the fair value. The estimated fair value of the Company is compared to the carrying value to determine whether an indication of impairment exists. If impairment is indicated, then the implied fair value of the Company’s goodwill is determined by allocating the estimated fair value to the Company’s assets and liabilities (including any unrecognized intangible assets) as if the Company had been acquired in a business combination. The amount of impairment for goodwill is measured as the excess of the carrying value over the implied fair value.

For the annual impairment test of the indefinite-lived tradename asset, the Company primarily uses the relief from royalty method under the income approach method of valuation. The amount of impairment, if any, is measured as the excess of the carrying value over the fair value (see Note 6).

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

Summarized activity for the insurance reserves includes:

	Successor			Predecessor
	Fiscal year 2013	Fiscal year 2012	Period from October 4, 2010 to July 31, 2011	Period from August 2, 2010 to October 3, 2010
Reserve balance- beginning of period	$7,019	$5,643	$5,496	$5,371
Add: provision	11,090	10,113	7,590	1,824
Less: payments	(10,319)	(8,737)	(7,443)	(1,699)
Reserve balance- end of period	$7,790	$7,019	$5,643	$5,496

Beginning in fiscal year 2013, the Company's insurance reserves are recorded gross with an offsetting receivable for any amounts incurred above deductible limits. In prior periods the insurance reserve was recorded net of any offsetting receivable, as such amounts were considered immaterial.

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

Occasionally, the Company is responsible for the construction of leased restaurant locations and for paying project costs that may be in excess of an agreed upon amount with the landlord. Applicable accounting guidance requires the Company to be considered the owner of these types of projects during the construction period. At July 28, 2013 and July 29, 2012, the following costs are included within property and equipment, net as construction in progress:

	July 28, 2013	July 29, 2012
Project costs for leased restaurants included in construction in progress	$64	$4,691

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

	Successor			Predecessor
	Fiscal year 2013	Fiscal year 2012	Period from October 4, 2010 to July 31, 2011	Period from August 2, 2010 to October 3, 2010
Advertising expense, net	$21,596	$21,204	$13,108	$2,632

Share-based compensation

Stock options are granted with an exercise price equal to or greater than the fair market value of the underlying stock on the date of grant. Because there is no public market for LRI Holdings or RHI shares, fair market value is set based on the good-faith determination of the board of directors. The grant date fair values have been determined utilizing the Black-Scholes option pricing model for time based options and a Monte Carlo simulation for performance based options.  The Company recognizes expense for time-based options but not performance-based options, because they are contingent on a change in control which is not considered probable.  Stock option compensation expense has been calculated and recognized in general and administrative expenses, following applicable accounting guidance.  The Company’s share-based compensation expense is further described in Note 18.

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

Derivative instruments

The Company does not use derivative instruments for trading purposes.  During the fourth quarter of fiscal year 2012, the Company entered into a forward contract to procure certain amounts of diesel fuel from the Company’s third party distributor at set prices in order to mitigate exposure to unpredictable fuel prices.  During the third quarter of fiscal year 2013, the Company substantially amended the contract to extend the contract termination date to July 31, 2014. The effect of the fuel derivative instrument was immaterial to the consolidated financial statements for fiscal years 2013 and 2012.  For periods prior to the Transactions, the Company had interest rate swap agreements.

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

During the first quarter of fiscal year 2013, the Company adopted the FASB guidance regarding the presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. No differences exist between the Company’s net income and comprehensive income in the periods presented, and thus a statement of comprehensive income is not presented in this Report.

3. The Transactions

On the closing date of the Transactions discussed in Note 1, the following events occurred:

•
All issued and outstanding shares of LRI Holdings’ common stock and preferred stock and all vested and unvested options to purchase LRI Holdings’ common stock (all holders of such stock and options are defined as “Sellers”) were converted into, or canceled in exchange for, the right to receive an aggregate of $353.9 million in cash;

•	New equity contributions of $230.0 million were made by the Kelso Affiliates and Management Investors to purchase shares of RHI;

•
All outstanding debt and accrued interest related to the Predecessor’s senior secured credit facility was retired. The amount of principal and accrued interest paid on the date of closing was $133.1 million.  Additionally, the interest rate swap agreement related to outstanding borrowings under such senior secured credit facility was terminated by payment of a termination fee on the date of closing of $1.7 million;

•
All outstanding borrowings, accrued interest and a prepayment premium related to the Predecessor’s senior subordinated unsecured mezzanine term notes were repaid. The amount paid at closing to retire these notes including the prepayment premium was $89.7 million;

•
Logan’s Roadhouse, Inc., a wholly owned subsidiary of LRI Holdings, issued $355.0 million of 10.75% senior secured notes due 2017 (“Senior Secured Notes”), guaranteed by LRI Holdings and the subsidiaries of Logan’s Roadhouse, Inc.; and

•
Logan’s Roadhouse, Inc. entered into a senior secured revolving credit facility, guaranteed by LRI Holdings and the subsidiaries of Logan’s Roadhouse, Inc., which provides for senior secured revolving credit borrowings of up to $30.0 million (“Senior Secured Revolving Credit Facility”), including a $12.0 million letter of credit sub-facility and a $5.0 million swingline sub-facility with a maturity date of October 4, 2015.

The Transactions resulted in a change in ownership of substantially all of the Company’s outstanding common stock and were accounted for in accordance with accounting guidance for business combinations and, accordingly, resulted in the recognition of assets acquired and liabilities assumed at fair value as of October 4, 2010. The purchase price paid in the Transactions was “pushed down” to the Company’s financial statements.  The goodwill arising from the Transactions was largely attributable to the growth potential of the Company. No intangibles, including goodwill, are deductible for tax purposes.

Costs incurred in connection with the Transactions resulted in general and administrative expense of $11.1 million in the Successor period ended July 31, 2011; $10.3 million in the Predecessor period ended October 3, 2010 (additional costs of $18.9 million were expensed in the Predecessor company subsequent to October 3, 2010) and $19.2 million of debt issuance costs recorded in other assets to be amortized over the lives of the related debt instruments.

4. Property and Equipment, net

Property and equipment, net, as of July 28, 2013 and July 29, 2012, consists of the following:

	July 28, 2013	July 29, 2012
Land	$6,746	$6,746
Buildings	13,071	13,066
Restaurant equipment	63,178	56,317
Leasehold improvements	186,418	182,207
Construction in progress	2,194	12,058
	271,607	270,394
Accumulated depreciation and amortization	(47,883)	(30,841)
Property and equipment, net	$223,724	$239,553

Depreciation and amortization expense, excluding amortization of intangible assets, and interest capitalized into the cost of property and equipment, was as follows:

	Successor			Predecessor
	Fiscal year 2013	Fiscal year 2012	Period from October 4, 2010 to July 31, 2011	Period from August 2, 2010 to October 3, 2010
Depreciation and amortization expense	$19,620	$18,980	$13,503	$2,818
Interest capitalized	316	631	588	119

The Company had property and equipment purchases accrued in accounts payable and other current liabilities and accrued expenses in the accompanying consolidated balance sheets of $1.2 million and $4.2 million at July 28, 2013 and July 29, 2012, respectively.

5. Other Assets

Other assets, as of July 28, 2013 and July 29, 2012, consist of the following:

	July 28, 2013	July 29, 2012
Debt issuance costs, net	$12,680	$15,192
Deposits	1,222	1,182
Non-qualified savings plan assets	1,939	1,923
Other	244	230
Total	$16,085	$18,527

6. Goodwill and Intangible Assets

Goodwill and tradename are indefinite-lived assets and are not subject to amortization, but are subject to annual impairment testing, or more frequently, if indications of impairment exist.  Other intangible assets and the related useful lives are as follows (all definite-lived intangible assets are amortized straight-line over the amortization period):

		July 28, 2013			July 29, 2012
	Weighted Average Life (Years)	Gross carrying amount	Accumulated Amortization	Net carrying amount	Gross carrying amount	Accumulated Amortization	Net carrying amount
Liquor licenses	Indefinite	$1,862	$—	$1,862	$1,862	$—	$1,862
Favorable contracts	0.8	2,533	(2,533)	—	2,533	(2,533)	—
Menu	5.0	5,356	(3,017)	2,339	5,356	(1,946)	3,410
Favorable leases	17.8	12,960	(2,121)	10,839	12,960	(1,368)	11,592
Franchise agreements	19.2	2,588	(380)	2,208	2,588	(245)	2,343
Liquor licenses	21.2	2,370	(346)	2,024	2,370	(223)	2,147
		$27,669	$(8,397)	$19,272	$27,669	$(6,315)	$21,354

Estimated future amortization of intangible assets to amortization expense and favorable leases to rent expense is as follows:

	Amortization expense	Rent expense
Fiscal year 2014	$1,329	$753
Fiscal year 2015	1,329	753
Fiscal year 2016	454	753
Fiscal year 2017	257	752
Fiscal year 2018	256	749
Thereafter	2,946	7,079
Total	$6,571	$10,839

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

Following the completion of the Transactions, the Company performs its annual impairment test of goodwill and the indefinite-lived tradename during the fourth quarter of each fiscal year.  During the testing completed in the fourth quarter of 2013, the Company determined that its carrying value was in excess of its fair value and step two of the goodwill impairment test was performed. Based on the second step of the analysis, we recorded a non-cash impairment charge of $91.5 million. The valuation amount of the non-cash impairment charge recorded is preliminary and is subject to change based on finalization of the valuation studies and determination of other facts impacting fair value estimates. These adjustments, if any, will be completed in the first quarter of fiscal year 2014 and will not impact our cash flows but may result in increases or decreases to net income, and those amounts may be material. Factors culminating in the impairment included changes in projected performance due to lower revenue esti mates based on recent traffic trends, adjustments to new unit growth assumptions and the continued negative impact of commodity inflation. During fiscal year 2012, the Company recorded a non-cash goodwill impairment charge of $48.5 million due to changes in projected performance from lower revenue estimates based on recent traffic trends, adjustments to new unit growth assumptions and the continued negative impact of commodity inflation.

The changes in the carrying amount of goodwill during fiscal year 2013 are as follows:

Goodwill, as of July 29, 2012	$284,078
Impairment	91,488
Goodwill, as of July 28, 2013	$192,590

In fiscal year 2013 and fiscal year 2012, the Company performed the annual impairment tests of the indefinite-lived tradename and no indication of impairment existed.  The fair value calculation is dependent on a number of factors, including estimates of future growth and trends, discount rates and other variables.

The Company evaluated goodwill and the indefinite-lived tradename in the Successor period ended July 31, 2011 and determined that no indicators of impairment existed.

7. Other Current Liabilities and Accrued Expenses and Other Long-Term Obligations

Other current liabilities and accrued expenses, as of July 28, 2013 and July 29, 2012, consist of the following:

	July 28, 2013	July 29, 2012
Accrued expenses	$1,021	$1,757
Accrued interest	10,872	10,978
Bonus and incentive awards	1,792	2,160
Accrued vacation	1,015	975
Deferred revenue	5,780	4,624
Insurance reserves	7,790	7,019
Payable to Seller (see Note 14)	—	5,250
Payroll related accruals	14,700	13,605
Taxes payable	9,413	8,900
Total	$52,383	$55,268

Other long-term obligations, as of July 28, 2013 and July 29, 2012, consist of the following:

	July 28, 2013	July 29, 2012
Deferred rent liability	$14,169	$9,354
Asset retirement obligation	2,271	1,949
Non-qualified savings plan liability	1,939	1,923
Unfavorable leases	23,832	25,234
Deferred gain on sale and leaseback transactions	950	704
Other	488	538
Total	$43,649	$39,702

8. Store Impairment and Closing Charges

Impairment charges

The Company performs long-lived asset impairment analyses throughout the year.  During fiscal year 2013 and fiscal year 2012, the Company determined that eleven and three additional restaurants, respectively, had carrying amounts in excess of their fair values, and also wrote-off additional asset expenditures with respect to restaurants that had been fully impaired in previous years.  The same analysis was performed during the Successor period ended July 31, 2011 and the Predecessor period ended

October 3, 2010 and the Company determined that no additional restaurants had carrying amounts in excess of their fair value; however, the Company did write-off additional asset expenditures with respect to restaurants that had been fully impaired in previous years.  The assessments compared the carrying amounts of each restaurant to the estimated future undiscounted net cash flows of that restaurant and an impairment charge was recorded based on the amount by which the carrying amount of the assets exceeded their fair value. Fair value was determined based on an assessment of individual site characteristics and local real estate market conditions along with estimates of future cash flows. Impairment charges were recorded as follows:

	Successor			Predecessor
	Fiscal year 2013	Fiscal year 2012	Period from October 4, 2010 to July 31, 2011	Period from August 2, 2010 to October 3, 2010
Impairment charges	$4,658	$4,438	$25	$—

9. Long-Term Debt

Long-term debt obligations at July 28, 2013 and July 29, 2012, consist of the following:

	July 28, 2013	July 29, 2012
Senior Secured Notes, bearing interest at 10.75%	$355,000	$355,000
Senior secured revolving credit facility	—	—
	355,000	355,000
Less: current maturities	—	—
Long-term debt, less current maturities	$355,000	$355,000

Senior Secured Revolving Credit Facility

In connection with the Transactions, the Company terminated the Predecessor’s senior secured credit facility and Logan’s Roadhouse Inc. entered into the Senior Secured Revolving Credit Facility that provides a $30.0 million revolving credit facility with a maturity date of October 4, 2015. The Senior Secured Revolving Credit Facility includes a $12.0 million letter of credit sub-facility and a $5.0 million swingline sub-facility. As of July 28, 2013, the Company had no borrowings drawn on the Senior Secured Revolving Credit Facility and $3.2 million of undrawn outstanding letters of credit resulting in available credit of $26.8 million.

The Senior Secured Revolving Credit Facility is collateralized on a first-priority basis by a security agreement, which includes the tangible and intangible assets of the borrower and those of LRI Holdings and all subsidiaries, and is guaranteed by LRI Holdings and the subsidiaries of Logan’s Roadhouse, Inc.  Effective April 26, 2013, the Company amended its Senior Secured Revolving Credit Facility, which adjusted covenant requirements.  For each of the fiscal years 2013, 2014, 2015 and 2016, the amendment increased the Company’s maximum consolidated leverage ratio, decreased its minimum consolidated interest coverage ratio and reduced its maximum capital expenditure limits as compared to previously amended covenants.

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

On or after October 15, 2013, Logan’s Roadhouse, Inc. may redeem all or part of the Senior Secured Notes at redemption prices (expressed as a percentage of principal amount) ranging from 108.1% to 100.0%, plus accrued and unpaid interest. Prior to October 15, 2013, Logan’s Roadhouse, Inc. may on one or more occasions redeem up to 35% of the original principal amount of the notes using the proceeds of certain equity offerings at a redemption price of 110.8%, plus any accrued and unpaid interest. At any time during the 12-month periods commencing on October 15, in each of 2010, 2011 and 2012, Logan’s Roadhouse, Inc. may redeem up to 10% of the original principal amount at a redemption price equal to 103.0%, plus any accrued and unpaid interest. As of July 28, 2013, no portion of the Senior Secured Notes has been redeemed.

The Senior Secured Revolving Credit Facility and the Indenture that governs the Senior Secured Notes contain significant financial and operating covenants.  The financial covenants include a maximum consolidated leverage ratio, a minimum consolidated interest coverage ratio and a maximum capital expenditure limit and are specific to the Senior Secured Revolving Credit Facility.  The non-financial covenants include prohibitions on the Company and the Company’s guarantor subsidiaries’ ability to incur certain additional indebtedness or to pay dividends.  Additionally, the Indenture subjects the Company to the reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as a non−accelerated filer, even if the Company is not specifically required to comply with such sections of the Exchange Act. Failure to comply with these covenants constitutes a default and may lead to the acceleration of the principal amount and accrued but unpaid interest on the Senior Secured Notes.  As of July 28, 2013, the Company was in compliance with all material covenants.

Debt issuance costs

The Company incurred $19.2 million of debt issuance costs in connection with obtaining new financing as a result of the Transactions.  These costs were capitalized and will be amortized to interest expense over the lives of the respective debt instruments. Amortization of debt issuance costs related to Successor debt in the Successor periods ended July 28, 2013, July 29, 2012 and July 31, 2011 and Predecessor debt in the prior period was as follows:

	Successor debt			Predecessor debt
	Fiscal year 2013	Fiscal year 2012	Period from October 4, 2010 to July 31, 2011	Period from August 2, 2010 to October 3, 2010
Amortization of debt issuance costs	$2,511	$1,937	$2,499	$269

Repayment of Predecessor debt and interest rate swap agreements

Prior to the Transactions, the Company had a senior secured credit facility which included (a) a term loan facility with an original principal balance of $138.0 million, maturing on December 6, 2012 and requiring quarterly principal payments of $0.3 million, and (b) a revolving credit facility of up to $30.0 million.  The senior secured credit facility was terminated as part of the Transactions with payment of the outstanding principal balance on the term loan facility of $132.8 million, payment of accrued and unpaid interest of $0.3 million and cancellation of undrawn outstanding letters of credit of $3.9 million.

In addition, the Company had senior subordinated unsecured mezzanine term notes, originally issued at $80.0 million and due June 6, 2014.  Since issuance the Company had elected to add $5.9 million in accrued interest to the outstanding principal, resulting in a total outstanding principal balance prior to the Transactions of $85.9 million.  The notes were repaid as part of the Transactions with total payment of $89.7 million, which included principal of $85.9 million, accrued and unpaid interest of $2.1 million and a prepayment premium of $1.7 million.

Unamortized debt issuance costs of $4.4 million related to Predecessor financing were removed in accordance with accounting guidance for business combinations.

Prior to the Transactions, the Company had an interest rate swap agreement related to $75.0 million of the term loan facility which effectively converted this portion of the principal from a variable to a fixed rate.  This agreement was terminated in connection with the Transactions by payment of a termination fee of $1.7 million.  During the Predecessor period, the Company recognized a gain, within other income, net, related to the $75.0 million interest rate swap as follows:

Predecessor
Period from August 2, 2010 to October 3, 2010
Gain recognized in other income, net	$182

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

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of July 28, 2013 and July 29, 2012:

	Level	July 28, 2013	July 29, 2012
Deferred compensation plan assets(1)	1	$1,939	$1,923

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

The carrying value of long-term debt as of July 28, 2013 and July 29, 2012 was $355.0 million.  The fair value of long-term debt as of July 28, 2013 and July 29, 2012 was $337.3 million and $344.4 million, respectively.  The fair value of the Company’s publicly traded debt is based on quoted market prices.  The estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During fiscal year 2013, the Company recorded a goodwill impairment charge of $91.5 million. The fair value of goodwill was determined to be $192.6 million. During fiscal year 2012, the Company recorded a goodwill impairment charge of $48.5 million.  The fair value of goodwill was determined to be $284.1 million. Both fair values were determined using assumptions of projected new unit growth, future trends in sales, profitability, changes in working capital along with an appropriate discount rate. The majority of the inputs are unobservable and thus are considered to be Level 3 inputs.  See Note 6 for further information regarding the impairment of goodwill.  Additionally, during fiscal year 2013 and fiscal year 2012, the Company determined that eleven and three additional restaurants, respectively, required impairment.  Fair value of the restaurants was calculated using a cash flow model which included estimates for projected annual revenue growth rates and projected cash flows.  The Company has determined that the majority of the inputs used to value its long-lived assets held and used are unobservable inputs, and thus, are considered Level 3 inputs.  See Note 8 for further information on the impairment of these long-lived assets.

11. Income Taxes

Significant components of the Company’s net deferred tax liability consist of the following:

	July 28, 2013	July 29, 2012
Deferred tax assets:
Accrued compensation and related costs	$781	$1,019
Insurance reserves	2,639	2,628
Other reserves	156	121
Share-based compensation	1,029	604
Deferred rent	5,455	3,606
Unredeemed gift cards	220	213
Unfavorable leases	9,175	9,728
General business and other tax credits	26,346	19,566
Net operating loss carryforwards	3,142	2,273
Transaction costs	2,652	3,009
Total deferred tax assets	51,595	42,767
Valuation allowance	(8,552)	—
Total net deferred tax assets	43,043	42,767
Deferred tax liabilities:
Intangibles	34,447	35,295
Property and equipment	31,981	33,776
Supplies inventory	3,233	3,055
Prepaid expenses	1,127	1,156
Total deferred tax liabilities	70,788	73,282
Net deferred tax liability	$27,745	$30,515

Current deferred tax asset	$—	$2,046
Non-current deferred tax liability	(27,745)	(32,561)
Net deferred tax liability	$(27,745)	$(30,515)

The Company routinely assesses whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment. Based upon the Company’s level of historical taxable income and projections for future taxable income over the periods that the deferred tax assets are expected to be deductible, the Company recorded a valuation allowance of $8.6 million as of July 28, 2013. Realization of the tax benefit of such deferred income tax assets may remain uncertain for the foreseeable future, even if the Company generates taxable income, since certain deferred income tax assets are subject to various limitations and may only be used to offset income of certain entities and in certain jurisdictions. The same assessment at July 29, 2012 determined that it was more likely than not that deferred tax assets would be realized based on information known at the time, through the reversal of deferred tax liabilities and the generation of future taxable income.  The Company has general business and other tax credits totaling $26.3 million available to offset future taxes which begin to expire in fiscal year 2027.  Federal and State net operating loss carryforwards totaling $3.1 million begin to expire in fiscal year 2016.

The components of the benefit from income taxes were as follows:

	Successor			Predecessor
	Fiscal year 2013	Fiscal year 2012	Period from October 4, 2010 to July 31, 2011	Period from August 2, 2010 to October 3, 2010
Current:
Federal	$3	$(165)	$512	$2,321
State and local	181	(306)	521	140
Deferred:
Federal	(1,795)	(4,684)	(1,101)	(10,975)
State and local	(975)	(341)	(2)	274
Total benefit from income taxes	$(2,586)	$(5,496)	$(70)	$(8,240)

The following table includes a reconciliation of the federal statutory rate to our effective tax rate:

	Successor			Predecessor
	Fiscal year 2013	Fiscal year 2012	Period from October 4, 2010 to July 31, 2011	Period from August 2, 2010 to October 3, 2010
Tax at federal statutory rate	35.0%	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	0.3%	0.8%	101.7%	(2.6)%
General business and other tax credits	3.8%	7.2%	(374.9)%	5.3%
Transaction-related costs	—%	—%	213.3%	61.4%
Goodwill impairment	(28.9)%	(32.7)%	—%	—%
Valuation allowance	(7.7)%	—%	—%	—%
Effect of rate change and other, net	(0.2)%	0.3%	11.2%	(1.7)%
Effective tax rate	2.3%	10.6%	(13.7)%	97.4%

The effective tax rate for fiscal year 2013 was impacted by the valuation allowance and the non-deductible goodwill impairment charge recorded in the current period, partially offset by wage credits. The effective tax rate for fiscal year 2012 was impacted by the non-deductible goodwill impairment charge partially offset by wage credits.  The effective tax rate for the Successor period ended July 31, 2011 was impacted unfavorably by certain non-deductible costs paid in connection with the Transactions partially offset by the magnified effect of wage credits on low pre-tax income.  The effective tax rate for the Predecessor period ended October 3, 2010 was impacted favorably by the deductibility of certain costs paid in connection with the Transactions that were not included in book net income.

For the Successor periods after October 4, 2010, the Company is included in the consolidated tax return of RHI.  For the Predecessor period, the Company’s consolidated tax return was filed by LRI Holdings.  For all periods presented, the Company’s income tax provision has been prepared as if the Company filed a federal tax return at the LRI Holdings consolidated level.

As of July 28, 2013, the Company did not have material unrecognized tax benefits. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. For the presented periods, no interest or penalties have been recorded in the consolidated financial statements.

12. Leases

As of July 28, 2013, the Company leases 224 restaurant facilities as well as office facilities and equipment under non-cancelable lease agreements. These leases have all been classified as operating leases. A majority of the Company’s lease agreements provide for renewal options and contain escalation clauses. Additionally, certain restaurant leases provide for contingent rent payments based upon sales volume in excess of specified minimum levels.

The following is a schedule by year of the future minimum rental payments required under operating leases as of July 28, 2013. The amounts include optional renewal periods when it is probable that the Company will exercise the options.

Year	Total
Fiscal year 2014	$41,345
Fiscal year 2015	41,765
Fiscal year 2016	42,138
Fiscal year 2017	42,512
Fiscal year 2018	42,772
Thereafter	599,911
Total	$810,443

Rent expense included the following:

	Successor			Predecessor
	Fiscal year 2013	Fiscal year 2012	Period from October 4, 2010 to July 31, 2011	Period from August 2, 2010 to October 3, 2010
Minimum	$44,605	$41,819	$31,807	$6,829
Contingent	67	88	81	11
Total	$44,672	$41,907	$31,888	$6,840

The Company uses sale and leaseback transactions as a financing mechanism.  The sale and leaseback transactions may include land and building or building only.  The leases generally have initial terms of 20 years and have all been classified as operating leases.  The Company recognizes losses in the period of sale and defers gains to be amortized over the related lease life.

During fiscal year 2013, the Company sold and leased back ten buildings constructed on leased land. The transactions resulted in deferred gains of $0.3 million and realized losses of $0.6 million. During fiscal year 2012, the Company sold and leased back ten buildings constructed on leased land.  The transactions resulted in deferred gains of $0.6 million and realized losses of $0.1 million.  The Company sold and subsequently leased back one building on leased land in each of the Successor period ended July 31, 2011 and the Predecessor period ended October 3, 2010.  These transactions resulted in a deferred gain of $0.1 million and a realized loss of $33.0 thousand, respectively.

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

14. Related Party Transactions

Related Party Transactions Relating to Successor Relationships

At the time of the Transactions, seller proceeds of $17.8 million were deposited into an escrow account to serve as security for and as a sole source of payment of sellers’ obligations relating to Predecessor periods. Final escrow funds were managed in accordance with the terms of an escrow agreement with final distribution of all remaining escrow amounts paid to the sellers in the second quarter of fiscal year 2012.

In accordance with the terms of the Transactions, the sellers are entitled to any actual refunds of income taxes relating to Predecessor periods which will be paid after filing of the Predecessor income tax returns and receipt of those tax refunds by the Company. The deductibility of stock options and transaction costs resulted in an income tax receivable of $5.3 million and an offsetting payable to sellers, included in other current liabilities and accrued expenses, of the same amount at July 29, 2012.  In the first quarter of fiscal year 2013, following the receipt of the income tax refunds by the Company, the amount due to the sellers was paid and the liability relieved.

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

Management subscription agreements

Simultaneously with the consummation of the Transactions, the Management Investors entered into management subscription agreements with RHI pursuant to which they agreed to subscribe for and purchase an aggregate of 3% of the common stock of RHI for an aggregate purchase price of $6.9 million. The purchase price per share was equal to the purchase price per share paid by the Kelso Affiliates in connection with the Transactions.

Advisory agreement

In connection with the Transactions, Logan’s Roadhouse, Inc. entered into an advisory agreement with Kelso (the “Advisory Agreement”) pursuant to which the Company paid Kelso a one-time advisory fee of $7.0 million and reimbursed Kelso for out-of-pocket costs and expenses incurred in connection with the Transactions.  In addition, pursuant to the Advisory Agreement, Kelso will provide the Company with financial advisory and management consulting services in return for annual fees of $1.0 million to be paid quarterly.  The Company will pay Kelso transaction service fees upon the completion of certain types of transactions that directly or indirectly involve the Company and will indemnify Kelso and certain of Kelso’s officers, directors, partners, employees, agents and control persons for any losses and liabilities arising out of the Advisory Agreement.  For the fiscal year ended July 28, 2013, the Company recognized $1.0 million of management advisory fees.  As of July 28, 2013, the Company had prepaid management advisory fees of $0.2 million. During the first quarter of 2014, the Advisory Agreement was amended to allow the annual advisory fee to accrue on a daily basis and become payable at Kelso's sole discretion.

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

Management agreement and acquisition fees

On December 6, 2006, the Company entered into a management and consulting services agreement (the “Management Agreement”), as amended and restated on June 7, 2007, with BRS, Canyon Capital and Black Canyon, owners of LRI Holdings (collectively, the “Service Providers”). The Management Agreement had a 10-year initial term.  The Company could terminate the Management Agreement upon consummation of an approved sale, as defined, or an initial public offering, subject to a buyout fee, as defined in the Management Agreement.  The buyout fee paid on October 4, 2010 to terminate the agreement was $8.0 million.

Under the terms of the Management Agreement, the Service Providers received an aggregate annual fee equal to 2% of the Company’s fiscal year Adjusted EBITDA (the “Management Fee”) as defined in the Management Agreement, plus reasonable out-of-pocket expenses. The Management Agreement also entitled the Service Providers to transaction fees in an amount equal to 2% of the aggregate value of an occurring transaction, as defined, plus reasonable out-of-pocket fees and expenses.  The Company agreed to indemnify the Service Providers for any losses and liabilities arising out of the Management Agreement.  The Company incurred $0.2 million in Management Fees for the Predecessor period ended October 3, 2010.  In connection with the Transactions, a transaction fee of $11.2 million was paid and the agreement was terminated.

15. Restructuring

In connection with the departure of two officers during fiscal year 2013, the Company incurred a one-time charge of $1.3 million related to termination benefits and recorded an adjustment of $0.1 million for the forfeiture of unvested options to purchase stock, within general and administrative expenses. In addition, RHI incurred a liability to the former officers totaling $2.2 million related to the repurchase of shares of RHI common stock. Thus, as of July 28, 2013, 2,259,500 shares were issued and outstanding and owned by Kelso Affiliates (99%) and Management Investors (1%). Pursuant to the Roadhouse Holding Inc. Stockholders Agreement, the Board of Directors determined that the payment of the purchase price in conjunction with the repurchase of shares would be delayed resulting in a liability to the former officers.

16. Employee Retirement Plans

Employee savings plan

The Logan’s Roadhouse, Inc. Employee Savings Plan is a defined contribution plan that complies with Section 401(k) of the Internal Revenue Code of 1986, as amended, (the “IRC”). Employees may voluntarily contribute between 1% and 100% of their annual pay into the plan, subject to IRC limitations. The Company currently matches 25% of employee’s deferral not to exceed a deferral of 6% of the eligible employee’s total compensation. The Company’s matching contributions are funded concurrent with each payroll, and the expense of the matching program was as follows:

	Successor			Predecessor
	Fiscal year 2013	Fiscal year 2012	Period from October 4, 2010 to July 31, 2011	Period from August 2, 2010 to October 3, 2010
401k matching contribution	$252	$247	$142	$51

Non-qualified savings plan

The Company established the Logan’s Roadhouse, Inc. Non-Qualified Savings Plan for the benefit of a select group of management. Eligible employees can defer between 1% and 50% of their base compensation and/or between 1% and 100% of performance based compensation, as defined. The Company currently matches 25% of the employee’s deferral not to exceed a deferral of 3% of the eligible employee’s total compensation.  In accordance with applicable accounting guidance, the amounts held in the rabbi trust are included in the Company’s consolidated financial statements. The amount included in other assets and the offsetting liability in other long-term obligations for the plan was $1.9 million at each of July 28, 2013 and July 29, 2012. The Company’s matching contributions are funded concurrent with each payroll, and the expense of the matching program was as follows:

	Successor			Predecessor
	Fiscal year 2013	Fiscal year 2012	Period from October 4, 2010 to July 31, 2011	Period from August 2, 2010 to October 3, 2010
Non-qualified savings plan matching contribution	$33	$39	$29	$15

17. Capitalization

Successor

As a result of the Transactions and the cancellation of all previously outstanding equity, LRI Holdings authorized 100 shares of $0.01 par value per share common stock.  As of July 28, 2013, there is only one share issued and outstanding which is owned by Roadhouse Parent Inc., a wholly owned subsidiary of RHI.  RHI has 5,000,000 shares of $0.01 par value per share common stock authorized.  As of July 28, 2013, 2,259,500 shares were issued and outstanding following the departure of two of the Company's officers and subsequent repurchase of their outstanding RHI shares through a liability issued by RHI.  As of July 28, 2013, RHI shares are owned by the Kelso Affiliates (99%) and the Management Investors (1%).  RHI has made an indirect capital contribution through its subsidiaries to LRI Holdings in the amount of $230.0 million.

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

In fiscal year 2007, members of management were given the option of investing certain fixed cash awards assumed by the Predecessor Company. The Predecessor Company accounted for the equity associated with the invested management awards pursuant to applicable accounting guidance. On the closing date of the Transactions, the holders of the Series A preferred stock received aggregate proceeds of $104.6 million, which included the liquidation preference of $64.5 million and accumulated dividends of $40.1 million, in exchange for their stock.

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

 On the closing date of the Transactions, the holders of the common stock received aggregate proceeds of $214.6 million, subject to final release of amounts held in escrow in exchange for their stock.

18. Share-Based Awards and Compensation Plans

Successor plan

On January 18, 2011, RHI adopted the Roadhouse Holding Inc. Stock Incentive Plan (the “2011 Plan”), pursuant to which options to purchase approximately 13%, or 345,000 shares, of the common stock of RHI on a fully diluted basis were available for grant to our officers, directors and key employees. Approximately 95% of the initial option pool was awarded on March 1, 2011.  On March 8, 2013, the Plan was amended to increase the number of shares authorized to 400,000 shares. As of July 28, 2013, due to forfeitures and subsequent grants, approximately 16% of the option pool is available for future grants.  Options granted under the 2011 Plan expire on the ten-year anniversary of the grant date.

A portion of the stock options under the 2011 Plan are subject to time-based vesting and a portion are performance-based. Time-based options granted on March 1, 2011 vest ratably on each of October 4, 2011, 2012, 2013 and 2014.  All other grants of time-based options vest ratably on either the first four or five anniversaries of the date of grant or other specified vesting date. Compensation expense for these options is recognized over the requisite service period for the award.  Upon a change in control of RHI, all time-based options will fully vest.  Performance-based options do not become exercisable unless and until the Kelso Affiliates, in connection with certain change of control transactions (i) receive proceeds equal to or in excess of 1.75 times their initial investment and (ii) achieve an internal rate of return, or IRR, on their initial investment, compounded annually, of at least 10%. Pursuant to each option grant, provided the conditions described above are satisfied, all or a portion of the options will vest in the same proportion as the proceeds received by the Kelso Affiliates range from 1.75 to 4.25 times their initial investment. The Company recognizes compensation expense for performance-based options when the achievement of the performance measures are deemed to be probable.

Because there is no public market for RHI shares, fair market value is set based on the good faith determination of the board of directors.  The grant date fair values of the options granted have been determined utilizing the Black-Scholes option pricing model.  Since the Company does not have publicly traded equity securities, the expected volatilities are based on historical volatility of comparable public companies.  The expected term of the options granted represents the period of time that the options are expected to be outstanding.  The range of significant assumptions used in determining the underlying fair value of the options granted in fiscal year 2013 are as follows:

	Time-based options	Performance-based options
Valuation model	Black-Scholes	Monte Carlo Simulation
Expected volatility	65% - 70%	70.0%
Risk-free interest rate	0.9% - 1.3%	0.7%
Dividend yield	—%	—%
Expected term	6.25 - 7.75 years	5.0 years
Fair value of options granted	$39.93 - $44.66	$32.09

The following table summarizes stock option activity under the 2011 Plan for the Successor period ended July 28, 2013:

	Time-based options		Performance-based options
	Number	Weighted average exercise price	Number	Weighted average exercise price
Options outstanding as of July 29, 2012	99,405	$100.00	198,845	$100.00
Granted	131,499	88.36	23,001	100.00
Exercised	—	—	—	—
Forfeited	(39,176)	100.00	(78,354)	100.00
Options outstanding as of July 28, 2013	191,728	$92.02	143,492	$100.00
As of July 28, 2013
Options vested	28,798		—
Options exercisable	28,798		—

The Company recorded share-based compensation expense of $1.1 million, $0.7 million and $0.8 million related to the time-based options in fiscal year 2013, fiscal year 2012 and the Successor period ended July 31, 2011, respectively, within general and administrative expenses.  The Company did not record share-based compensation expense related to the performance options as the likelihood of a change in control is not probable.  The average remaining life for all options outstanding at July 28, 2013 is approximately 8.5 years.  As of July 28, 2013 the share-based compensation expense, unrecognized compensation expense, and weighted average values for the service-based and performance options under the 2011 Plan are as follows:

	Time-based options	Performance-based options
Share-based compensation expense	$1,107	$—
Unrecognized compensation expense	5,573	n/a
Weighted-average years for unrecognized compensation expense	3.5 years	n/a
Weighted-average grant date fair value per option	$39.58	$26.32

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

At the date of the Transactions, all 168,376 outstanding options vested and were canceled in exchange for aggregate proceeds of $34.7 million (or $206.27 per share), subject to release of final amounts held in escrow.  In addition, the 2007 Plan was terminated and no further grants will be made.

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

The condensed consolidating financial information of Logan’s Roadhouse, Inc. and the guarantors is presented below:

Condensed Consolidated Balance Sheets

July 28, 2013	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
ASSETS
Current assets	$—	$50,947	$—	$50,947
Property and equipment, net	—	223,724	—	223,724
Other assets	1,528	135,363	(120,806)	16,085
Investment in subsidiary	330,512	—	(330,512)	—
Goodwill	—	192,590	—	192,590
Tradename	—	71,694	—	71,694
Other intangible assets, net	—	19,272	—	19,272
Total assets	$332,040	$693,590	$(451,318)	$574,312
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities	$—	$72,271	$—	$72,271
Long-term debt	—	355,000	—	355,000
Deferred income taxes	—	27,745	—	27,745
Other long-term obligations	120,806	43,649	(120,806)	43,649
Stockholder’s equity	211,234	194,925	(330,512)	75,647
Total liabilities and stockholder’s equity	$332,040	$693,590	$(451,318)	$574,312

July 29, 2012	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
ASSETS
Current assets	$—	$52,620	$—	$52,620
Property and equipment, net	—	239,553	—	239,553
Other assets	1,680	135,577	(118,730)	18,527
Investment in subsidiary	330,503	—	(330,503)	—
Goodwill	—	284,078	—	284,078
Tradename	—	71,694	—	71,694
Other intangible assets, net	—	21,354	—	21,354
Total assets	$332,183	$804,876	$(449,233)	$687,826
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities	$—	$76,511	$—	$76,511
Long-term debt	—	355,000	—	355,000
Deferred income taxes	—	32,561	—	32,561
Other long-term obligations	118,730	39,702	(118,730)	39,702
Stockholder’s equity	213,453	301,102	(330,503)	184,052
Total liabilities and stockholder’s equity	$332,183	$804,876	$(449,233)	$687,826

Condensed Consolidated Statements of Operations

Fiscal year 2013 (Successor)	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
Total revenues	$—	$649,600	$—	$649,600
Total costs and expenses	195	719,479	—	719,674
Operating (loss) income	(195)	(69,879)	—	(70,074)
Interest expense, net and other income, net	2,077	38,840	—	40,917
Loss before income taxes	(2,272)	(108,719)	—	(110,991)
Income tax benefit	(53)	(2,533)	—	(2,586)
Net Loss	(2,219)	(106,186)	—	(108,405)
Undeclared preferred dividend	—	—	—	—
Net Loss attributable to common stockholders	$(2,219)	$(106,186)	$—	$(108,405)

Fiscal year 2012 (Successor)	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
Total revenues	$—	$632,173	$—	$632,173
Total costs and expenses	134	644,315	—	644,449
Operating loss	(134)	(12,142)	—	(12,276)
Interest expense, net and other income, net	2,041	37,707	—	39,748
Loss before income taxes	(2,175)	(49,849)	—	(52,024)
Income tax benefit	(230)	(5,266)	—	(5,496)
Net loss	(1,945)	(44,583)	—	(46,528)
Undeclared preferred dividend	—	—	—	—
Net loss income attributable to common stockholders	$(1,945)	$(44,583)	$—	$(46,528)

Period from October 4, 2010 to July 31, 2011 (Successor)	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
Total revenues	$—	$498,963	$—	$498,963
Total costs and expenses	11,185	453,460	—	464,645
Operating (loss) income	(11,185)	45,503	—	34,318
Interest expense, net and other income, net	1,658	32,150	—	33,808
(Loss) income before income taxes	(12,843)	13,353	—	510
Income tax (benefit) expense	1,763	(1,833)	—	(70)
Net (loss) income	(14,606)	15,186	—	580
Undeclared preferred dividend	—	—	—	—
Net (loss) income attributable to common stockholders	$(14,606)	$15,186	$—	$580

Period from August 2, 2010 to October 3, 2010 (Predecessor)	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
Total revenues	$—	$94,110	$—	$94,110
Total costs and expenses	10,305	89,304	—	99,609
Operating (loss) income	(10,305)	4,806	—	(5,499)
Interest expense, net and other income, net	—	2,965	—	2,965
(Loss) income before income taxes	(10,305)	1,841	—	(8,464)
Income tax (benefit) expense	(10,032)	1,792	—	(8,240)
Net (loss) income	(273)	49	—	(224)
Undeclared preferred dividend	(2,270)	—	—	(2,270)
Net (loss) income attributable to common stockholders	$(2,543)	$49	$—	$(2,494)

Condensed Consolidated Statements of Cash Flows

Fiscal year 2013 (Successor)	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
Net cash provided by operating activities	$(142)	$14,807	$—	$14,665
Net cash used in investing activities	142	(12,831)	—	(12,689)
Net cash used in financing activities	—	—	—	—
Increase in cash and cash equivalents	—	1,976	—	1,976
Cash and cash equivalents, beginning of period	—	21,732	—	21,732
Cash and cash equivalents, end of period	$—	$23,708	$—	$23,708

Fiscal year 2012 (Successor)	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
Net cash provided by (used in) operating activities	$96	$36,392	$—	$36,488
Net cash used in investing activities	(96)	(33,763)	—	(33,859)
Net cash provided by financing activities	—	—	—	—
Increase in cash and cash equivalents	—	2,629	—	2,629
Cash and cash equivalents, beginning of period	—	19,103	—	19,103
Cash and cash equivalents, end of period	$—	$21,732	$—	$21,732

Period from October 4, 2010 to July 31, 2011 (Successor)	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
Net cash provided by (used in) operating activities	$101,219	$(84,670)	$—	$16,549
Net cash used in investing activities	(331,219)	(11,619)	—	(342,838)
Net cash provided by financing activities	230,000	115,392	—	345,392
Increase in cash and cash equivalents	—	19,103	—	19,103
Cash and cash equivalents, beginning of period	—	—	—	—
Cash and cash equivalents, end of period	$—	$19,103	$—	$19,103

Period from August 2, 2010 to October 3, 2010 (Predecessor)	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
Net cash provided by operating activities	$—	$2,664	$—	$2,664
Net cash used in investing activities	—	(5,380)	—	(5,380)
Net cash used in financing activities	—	—	—	—
Decrease in cash and cash equivalents	—	(2,716)	—	(2,716)
Cash and cash equivalents, beginning of period	—	52,211	—	52,211
Cash and cash equivalents, end of period	$—	$49,495	$—	$49,495

20. Supplemental Cash Flow Information

The following table presents supplemental cash flow information:

	Successor			Predecessor
	Fiscal year 2013	Fiscal year 2012	Period from October 4, 2010 to July 31, 2011	Period from August 2, 2010 to October 3, 2010
Cash paid for:
Interest, excluding amounts capitalized	$38,288	$37,979	$19,966	$3,493
Income taxes	354	715	276	22
Non-cash investing and financing activities:
Property accrued in accounts payable and accrued expenses	1,248	4,184	4,019	3,040
Asset retirement obligation additions	136	97	37	10
Deferred gain on sale and leaseback transactions	290	616	115	—

21. Selected Quarterly Financial Data (Unaudited)

Quarterly operating results are not necessarily representative of operations for a full year for various reasons, including the seasonal nature of our business and unpredictable weather conditions which may affect sales volume and food costs.  The following table presents our summarized quarterly results:

	Successor
Fiscal year 2013:	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Total revenues	$150,770	$161,093	$175,501	$162,236
Operating income	4,151	5,891	8,507	(88,623)
Net (loss) income	(10,061)	5,515	515	(104,374)

	Successor
Fiscal year 2012:	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Total revenues	$144,280	$157,406	$170,169	$160,318
Operating income	5,296	10,905	17,058	(45,535)
Net (loss) income	(3,284)	555	8,297	(52,096)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of LRI Holdings, Inc. (a)
3.2	Amended and Restated By-Laws of LRI Holdings, Inc. (a)
4.1
Credit Agreement, dated as of October 4, 2010, among LRI Holdings, Inc. and Logan’s Roadhouse, Inc., as Borrower, the Several Lenders from Time to Time Parties thereto, JPMorgan Chase Bank, N.A., Credit Suisse AG, as Co-Documentation Agents, Credit Suisse AG, as Syndication Agent, and JPMorgan Chase Bank, N.A., as Administrative Agent, together with the Joinder to the Credit Agreement, dated as of October 4, 2010, made by LRI Holdings, Inc. and Logan’s Roadhouse, Inc. for the benefit of the Lenders under the Credit Agreement. (a)

4.2
First Lien Guarantee and Collateral Agreement, dated as of October 4, 2010, made by LRI Holdings, Inc. and Logan’s Roadhouse, Inc. and the Guarantors Identified Therein, in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, together with the Assumption Agreement to the First lien Guarantee and the Collateral Agreement, dated October 4, 2010, made by LRI Holdings, Inc., Logan’s Roadhouse, Inc., Logan’s Roadhouse of Texas, Inc. and Logan’s Roadhouse of Kansas, Inc. in favor of JPMorgan Chase Bank N.A., as Administrative Agent under the Credit Agreement. (a)

4.3
Security Agreement, dated as of October 4, 2010, made by LRI Holdings, Inc. and Logan’s Roadhouse, Inc., in favor of Wells Fargo Bank, National Association, as Collateral Agent, together with the Joinder Agreement to Security Agreement dated as of October 4, 2010 made by LRI Holdings, Inc., Logan’s Roadhouse, Inc., Logan’s Roadhouse of Texas, Inc., Logan’s Roadhouse of Kansas, Inc., in favor of Wells Fargo Bank, National Association, as Collateral Agent under the Security Agreement. (a)

4.4
Intercreditor Agreement, dated as of October 4, 2010, among JPMorgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, National Association, as Collateral Agent, Logan’s Roadhouse, Inc., and each of the other Loan Parties party thereto, together with the Joinder to Intercreditor Agreement dated as of October 4, 2010 by LRI Holdings, Inc., Logan’s Roadhouse, Inc., Logan’s Roadhouse of Texas, Inc., Logan’s Roadhouse of Kansas, Inc., in favor of JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association. (a)

4.5
Indenture, dated as of October 4, 2010, among Logan’s Roadhouse, Inc., LRI Holdings, Inc. and Wells Fargo Bank, National Association, as Trustee and Wells Fargo Bank, National Association, as Collateral Agent, relating to the 10.75% Senior Secured Notes due 2017, together with the Supplemental Indenture for Merger entered into as of October 4, 2010 by and among Logan’s Roadhouse, Inc., LRI Holdings, Inc., Logan’s Roadhouse of Texas, Inc., Logan’s Roadhouse of Kansas, Inc., Wells Fargo Bank, National Association, as Trustee and Wells Fargo Bank, National Association, as Collateral Agent under the Indenture. (a)

4.6	Form of 10.75% Senior Secured Note due 2017 (included in Exhibit 4.5 hereto). (a)
10.1†	Employment agreement with G. Thomas Vogel, effective as of March 23, 2011. (a)
10.2†	Roadhouse Holding Inc. Stock Incentive Plan. (a)
10.3†
Stockholders’ Agreement, dated November 19, 2010, among Roadhouse Holding Inc., Kelso Investment Associates VIII, L.P., Stephen R. Anderson, Amy L. Bertauski, David Cavallin, Scott Dever, Robert R. Effner, James B. Kuehnhold, Paul S. Pendleton, Lynne D. Wildman and George T. Vogel. (a)

10.4†	Advisory Agreement, dated October 4, 2010, between Logan’s Roadhouse, Inc. and Kelso & Company, L.P. (a)
10.5†
Stockholder’s Registration Rights Agreement, dated as of November 19, 2010, among Roadhouse Holding Inc., Kelso Investment Associates VIII, L.P., KEP VI, LLC, Stephen R. Anderson, Amy L. Bertauski, David Cavallin, Scott Dever, Robert R. Effner, James B. Kuehnhold, Paul S. Pendleton, Lynne D. Wildman and George T. Vogel. (a)

10.6†	Form of Stock Option Agreement. (a)
10.7†	Logan’s Roadhouse, Inc. Non-Qualified Savings Plan. (a)
10.8†	Logan’s Roadhouse, Inc. Non-Qualified Savings Plan, Rabbi Trust Agreement. (a)
10.9†	Logan’s Roadhouse, Inc. 2007 Stock Option Plan. (a)
10.10†	Separation Agreement by and among Logan’s Roadhouse, Inc., Roadhouse Holding, Inc. and Stephen R. Anderson dated March 19, 2012. (b)
10.11
Amendment No. 1 to Credit Agreement, dated as of September 4, 2012, among Logan’s Roadhouse, Inc., LRI Holdings, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent and the lenders a party thereto. (c)

10.12
Amendment No. 2 to Credit Agreement, dated as of April 26, 2013, among Logan’s Roadhouse, Inc., LRI Holdings, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent and the lenders a party thereto. (d)

10.13†	Mutual Release and Separation Agreement, dated as of February 19, 2013, by and between Logan’s Roadhouse, Inc. and G. Thomas Vogel. (e)
10.14†	Employment Agreement, dated March 8, 2013, by and between Logan’s Roadhouse, Inc. and Michael D. Andres. (e)
10.15†	Amendment No. 1 to the Roadhouse Holding Inc. Stock Incentive Plan, effective as of March 8, 2013. (f)
10.16†	Separation and Release Agreement, dated as of March 18, 2013, between Logan’s Roadhouse, Inc. and Rob Effner. (f)
10.17	Amendment No. 1 to the Advisory Agreement, by and between Logan's Roadhouse, Inc. and Kelso & Company, L.P., dated October 24, 2013.
21.1	List of Subsidiaries.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements from the Company’s Annual Report on Form 10-K for the fiscal year ended July 28, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.*

____________

†	Denotes management contract or compensatory plan or arrangement.
(a)	Filed previously by the Company as an exhibit to Registration Statement on Form S-4 (File No. 333-173579) filed on April 18, 2011 and incorporated herein by reference.
(b)
Filed previously by the Company as an exhibit to its Quarterly Report on Form 10-Q for the quarter ended April 29, 2012 (File No. 333-173579) filed on June 11, 2012 and incorporated herein by reference.

(c)	Filed previously by the Company as an exhibit to its Current Report on Form 8-K (File No. 333-173579) filed on September 6, 2012.
(d)	Filed previously by the Company as an exhibit to its Current Report on Form 8-K (File No. 333-173579) filed on May 6, 2013.
(e)	Filed previously by the Company as an exhibit to its Quarterly Report on Form 10-Q for the quarter ended January 27, 2013 (File No. 333-173579) filed on March 12, 2013.
(f)	Filed previously by the Company as an exhibit to its Quarterly Report on Form 10-Q for the quarter ended April 28, 2013 (File No. 333-173579) filed on June 11, 2013.
*	Furnished electronically herewith.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LRI Holdings, Inc.

Date:	October 28, 2013	By:	/s/ Michael D. Andres
Michael D. Andres
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael D. Andres	President, Chief Executive Officer and Director	October 28, 2013
Michael D. Andres	(Principal Executive Officer)

/s/ Amy L. Bertauski	Chief Financial Officer, Treasurer and Secretary	October 28, 2013
Amy L. Bertauski	(Principal Financial Officer)

/s/ Nicole A. Williams	Vice President - Controller	October 28, 2013
Nicole A. Williams	(Principal Accounting Officer)

/s/ Philip E. Berney	Director	October 28, 2013
Philip E. Berney

/s/ Stephen C. Dutton	Director	October 28, 2013
Stephen C. Dutton

/s/ J. David Karam	Director	October 28, 2013
J. David Karam

/s/ Michael P. O'Donnell	Director	October 28, 2013
Michael P. O'Donnell

/s/ Stanley de J. Osborne	Director	October 28, 2013
Stanley de J. Osborne