Form 10-Q
period 2013-10-27
LRI HOLDINGS, INC.
filed 2013-12-10
CIK 1383875

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 27, 2013
- or -
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

As of December 10, 2013, the registrant has 1 Common Unit, $0.01 par value, outstanding (which is owned by Roadhouse Parent Inc., the registrant’s direct owner), and is not publicly traded.

LRI HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q
QUARTERLY PERIOD ENDED OCTOBER 27, 2013

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

LRI Holdings, Inc.
Condensed Consolidated Balance Sheets

(In thousands, except share data)	October 27, 2013	July 28, 2013
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$3,646	$23,708
Receivables	9,324	9,583
Inventories	13,356	12,887
Prepaid expenses and other current assets	5,473	4,337
Income taxes receivable	432	432
Total current assets	32,231	50,947
Property and equipment, net	220,339	223,724
Other assets	15,556	16,085
Goodwill	192,590	192,590
Tradename	71,694	71,694
Other intangible assets, net	18,751	19,272
Total assets	$551,161	$574,312
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable	$20,333	$18,770
Payable to RHI	1,458	1,118
Other current liabilities and accrued expenses	37,794	52,383
Total current liabilities	59,585	72,271
Long-term debt	356,000	355,000
Deferred income taxes	27,745	27,745
Other long-term obligations	44,254	43,649
Total liabilities	487,584	498,665
Commitments and contingencies (Note 6)	—	—
Stockholder’s equity:
Common stock ($0.01 par value; 100 shares authorized; 1 share issued and outstanding)	—	—
Additional paid-in capital	230,000	230,000
Retained deficit	(166,423)	(154,353)
Total stockholder’s equity	63,577	75,647
Total liabilities and stockholder’s equity	$551,161	$574,312

See accompanying notes to the condensed consolidated financial statements.

LRI Holdings, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Thirteen weeks ended
(In thousands)	October 27, 2013	October 28, 2012
Revenues:
Net sales	$147,023	$150,258
Franchise fees and royalties	507	512
Total revenues	147,530	150,770
Costs and expenses:
Restaurant operating costs:
Cost of goods sold	50,004	49,940
Labor and other related expenses	46,497	45,706
Occupancy costs	13,613	12,768
Other restaurant operating expenses	25,490	24,661
Depreciation and amortization	5,171	5,312
Pre-opening expenses	6	911
General and administrative	7,183	7,321
Restaurant impairment and closing charges	1,317	—
Total costs and expenses	149,281	146,619
Operating (loss) income	(1,751)	4,151
Interest expense, net	10,319	10,149
Loss before income taxes	(12,070)	(5,998)
Income tax expense	—	4,063
Net loss	$(12,070)	$(10,061)

See accompanying notes to the condensed consolidated financial statements.

LRI Holdings, Inc.
Condensed Consolidated Statements of Stockholder’s Equity
(unaudited)

	Common		Additional paid-in capital	Retained Deficit	Total stockholder's equity
(In thousands, except share data)	Shares	Amount
Balances at July 29, 2012	1	$—	$230,000	$(45,948)	$184,052
Net loss	—	—	—	(10,061)	(10,061)
Balances at October 28, 2012	1	$—	$230,000	$(56,009)	$173,991

Balances at July 28, 2013	1	$—	$230,000	$(154,353)	$75,647
Net loss	—	—	—	(12,070)	(12,070)
Balances at October 27, 2013	1	$—	$230,000	$(166,423)	$63,577

See accompanying notes to the condensed consolidated financial statements.

LRI Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Thirteen weeks ended
(In thousands)	October 27, 2013	October 28, 2012
Cash flows from operating activities:
Net loss	$(12,070)	$(10,061)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,171	5,312
Other amortization	504	521
Loss on sale/disposal of property and equipment	500	139
Amortization of deferred gain on sale and leaseback transactions	(12)	(9)
Impairment charges for long-lived assets	1,317	—
Share-based compensation expense	396	218
Changes in operating assets and liabilities:
Receivables	259	(682)
Inventories	(526)	(325)
Prepaid expenses and other current assets	(1,136)	(1,487)
Other non-current assets and intangibles	(138)	(258)
Accounts payable	1,504	(1,164)
Payable to RHI	(56)	(8)
Income taxes payable/receivable	—	7,749
Other current liabilities and accrued expenses	(14,589)	(19,450)
Other long-term obligations	919	1,091
Net cash used in operating activities	(17,957)	(18,414)
Cash flows from investing activities:
Purchase of property and equipment	(3,105)	(7,551)
Proceeds from sale and leaseback transactions, net of expenses	—	1,861
Net cash used in investing activities	(3,105)	(5,690)
Cash flows from financing activities:
Payments on revolving credit facility	(600)	—
Borrowings on revolving credit facility	1,600	6,000
Net cash provided by financing activities	1,000	6,000
Decrease in cash and cash equivalents	(20,062)	(18,104)
Cash and cash equivalents, beginning of period	23,708	21,732
Cash and cash equivalents, end of period	$3,646	$3,628

See accompanying notes to the condensed consolidated financial statements.

LRI Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share data)
(unaudited)

1. Basis of Presentation and Recent Accounting Pronouncements

LRI Holdings, Inc. (“LRI Holdings”) and its subsidiaries (collectively the “Company”, “we”, “our” or “us”) are engaged in the operation and development of the Logan’s Roadhouse restaurant chain.  As of October 27, 2013, our restaurants operate in 23 states and are comprised of 233 company-owned restaurants and 26 franchised restaurants.  LRI Holdings operates its business as one operating and one reportable segment.  The Company operates on a 52 or 53-week fiscal year ending on the Sunday nearest to July 31. The fiscal year ended July 28, 2013 was comprised of 52 weeks. The fiscal year ending August 3, 2014 will be comprised of 53 weeks.

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

Interim financial statements

We have prepared these condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature.  Operating results for the thirteen week quarter ended October 27, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending August 3, 2014.  These statements should be read in conjunction with the consolidated financial statements and related notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 28, 2013 (the "Form 10-K").  The accounting policies used in preparing these condensed consolidated financial statements are the same as those described in the Form 10-K.

Recent accounting pronouncements

In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2013-11, Income Taxes (Topic 740), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The objective of this update is to eliminate the diversity in practice in the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. Under this guidance, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except in certain circumstances. This update does not require any new recurring disclosures and is effective for annual periods and interim periods within those periods beginning after December 15, 2013, which will require us to adopt these provisions in the first quarter of fiscal year 2015. The Company does not believe adoption of this guidance will have a material impact on our consolidated financial statements.

2. Long-Term Debt

Long-term debt obligations at October 27, 2013 and July 28, 2013, consist of the following:

	October 27, 2013	July 28, 2013
Senior Secured Notes, bearing interest at 10.75%	$355,000	$355,000
Senior Secured Revolving Credit Facility	1,000	—
	356,000	355,000
Less: current maturities	—	—
Long-term debt, less current maturities	$356,000	$355,000

Senior Secured Revolving Credit Facility, as amended

In connection with the Transactions, Logan’s Roadhouse, Inc., a wholly owned subsidiary of LRI Holdings, entered into the Senior Secured Revolving Credit Facility which provides a $30.0 million revolving credit facility with a maturity date of October 4, 2015. The Senior Secured Revolving Credit Facility includes a $12.0 million letter of credit sub-facility and a $5.0 million swingline sub-facility. As of October 27, 2013, the Company had borrowings of $1.0 million drawn on the Senior Secured Revolving Credit Facility and $3.2 million of undrawn outstanding letters of credit resulting in available credit of $25.8 million.

The Senior Secured Revolving Credit Facility is collateralized on a first-priority basis by a security agreement, which includes the tangible and intangible assets of the borrower and those of LRI Holdings and all of its subsidiaries, and is guaranteed by LRI Holdings and the subsidiaries of Logan’s Roadhouse, Inc.

Senior Secured Notes

In connection with the Transactions, Logan’s Roadhouse, Inc. issued $355.0 million aggregate principal amount of Senior Secured Notes in a private placement to qualified institutional buyers.  In July 2011, the Company completed an exchange offering which allowed the holders of those notes to exchange their notes for notes identical in all material respects except they are registered with the SEC and are not subject to transfer restrictions.  The Senior Secured Notes bear interest at a rate of 10.75% per annum, payable semi-annually in arrears on April 15 and October 15.  The Senior Secured Notes mature on October 15, 2017.

The Senior Secured Notes are secured on a second-priority basis by the collateral securing the Senior Secured Revolving Credit Facility and are guaranteed by LRI Holdings and the subsidiaries of Logan’s Roadhouse, Inc.

On or after October 15, 2013, Logan’s Roadhouse, Inc. may redeem all or part of the Senior Secured Notes at redemption prices (expressed as a percentage of principal amount) ranging from 108.1% to 100.0%, plus accrued and unpaid interest. As of October 27, 2013, no portion of the Senior Secured Notes has been redeemed.

The Senior Secured Revolving Credit Facility and the Indenture that governs the Senior Secured Notes contain significant financial and operating covenants.  The financial covenants include a maximum consolidated leverage ratio, a minimum consolidated interest coverage ratio and a maximum capital expenditure limit and are specific to the Senior Secured Revolving Credit Facility.  The non-financial covenants include prohibitions on the Company and the Company’s guarantor subsidiaries’ ability to incur certain additional indebtedness or to pay dividends.  Additionally, the Indenture subjects the Company to the reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as a non−accelerated filer, even if the Company is not specifically required to comply with such sections of the Exchange Act. Failure to comply with these covenants constitutes a default and may lead to the acceleration of the principal amount and accrued but unpaid interest on the Senior Secured Notes.  As of October 27, 2013, the Company was in compliance with all material covenants.

Debt issuance costs

The Company incurred $19.2 million of debt issuance costs in connection with obtaining the financings described above.  These costs were capitalized and will be amortized to interest expense over the lives of the respective debt instruments.

3. Goodwill

Goodwill is subject to impairment testing annually or more frequently, if indicators of impairment exist. As a result of the annual impairment test in fiscal year 2013, the Company recorded an estimated impairment charge of $91.5 million.  During the first quarter of fiscal year 2014, the Company finalized the goodwill valuation for the fiscal year ended July 28, 2013 and determined that no adjustment was needed to the goodwill impairment charge.

4. Restaurant Impairment and Closing Charges

The Company performs long-lived asset impairment analyses throughout the year.  During the thirteen weeks ended October 27, 2013, the Company determined that two restaurants had carrying amounts in excess of their fair values, and also wrote-off additional asset expenditures with respect to restaurants that had been fully impaired in previous years.  The same analysis was performed during the thirteen weeks ended October 28, 2012, and the Company determined that no additional restaurants were impaired. The assessments compared the carrying amounts of each restaurant to the estimated future undiscounted net cash flows of that restaurant and an impairment charge was recorded based on the amount by which the carrying amount of the assets exceeded their fair value.  Fair value was determined based on an assessment of individual site characteristics and local real estate market conditions along with estimates of future cash flows.  Restaurant impairment charges were recorded as follows:

	Thirteen weeks ended
	October 27, 2013	October 28, 2012
Restaurant impairment charges	$1,317	$—

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

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of October 27, 2013 and July 28, 2013:

	Level	October 27, 2013	July 28, 2013
Deferred compensation plan assets(1)	1	$2,085	$1,939

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

The carrying value of the Senior Secured Notes as of October 27, 2013 and July 28, 2013 was $355.0 million.  The fair value of the Senior Secured Notes as of October 27, 2013 and July 28, 2013 was $316.8 million and $337.3 million, respectively.  The fair value of the Company’s publicly traded debt is based on quoted market prices which are considered a Level 1 input.  The estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the thirteen weeks ended October 27, 2013, the Company determined that two restaurants required impairment.  The fair value of the restaurants was calculated using a cash flow model which included estimates for projected revenues, earnings and cash flows.  The Company has determined that the majority of the inputs used to value its long-lived assets held and used are unobservable inputs, and thus, are considered Level 3 inputs.  See Note 4 for further information on the impairment of these long-lived assets.  During fiscal year 2013, the Company recorded a goodwill impairment charge of $91.5 million.  The fair value of goodwill was determined to be $192.6 million, using assumptions of projected new unit growth, future trends in sales, profitability, market conditions, changes in working capital along with an appropriate discount rate.  The majority of the inputs are unobservable and thus are considered to be Level 3 inputs.

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

7. Share-Based Awards and Compensation Plans

On January 18, 2011, RHI adopted the Roadhouse Holding Inc. Stock Incentive Plan (the “2011 Plan”), pursuant to which options to purchase approximately 13%, or 345,000 shares, of the common stock of RHI on a fully diluted basis were available for grant to our directors, officers and key employees.  Approximately 95% of the total initial option pool was awarded on March 1, 2011.  On March 8, 2013, the 2011 Plan was amended to increase the number of shares authorized to 400,000 shares.  As of October 27, 2013, due to forfeitures and subsequent grants, approximately 18% of the option pool remains available for future grants.  Options granted under the 2011 Plan expire on the ten-year anniversary of the grant date.

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

The following table summarizes stock option activity under the 2011 Plan for the thirteen weeks ended October 27, 2013:

	Time-based options		Performance-based options
	Number	Weighted average exercise price	Number	Weighted average exercise price
Options outstanding as of July 28, 2013	191,728	$92.02	143,492	$100.00
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(1,456)	100.00	(4,294)	100.00
Options outstanding as of October 27, 2013	190,272	$91.96	139,198	$100.00
As of October 27, 2013
Options vested	44,207		—
Options exercisable	44,207		—

8. Income Taxes

The Company routinely assesses whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment. Based upon the Company’s level of historical taxable income and projections for future taxable income over the periods that the deferred tax assets are expected to be deductible, the Company recorded a valuation allowance of $8.6 million as of July 28, 2013. The valuation allowance was increased in the first quarter of fiscal year 2014 by the amount of income tax benefit that would have otherwise been recorded. Excluding the valuation allowance, the effective tax rate ("ETR") for the first quarter of fiscal year 2014 was 46.4% which was impacted by the reverse effect of wage based credits on a pre-tax loss. The ETR for the first quarter of fiscal year 2013 was (67.7)% and includes the magnified effect of wage based credits on low pre-tax income. In addition, as our ETR is highly sensitive to estimates of income or loss due to relatively low pre-tax income (loss) and significant wage based credits, beginning in the second quarter of fiscal year 2013 we adopted the method of using the actual year-to-date rate as of each interim period, as we believe that this provides the best estimate of our year-to-date income tax expense.

9. Related Party Transactions

In connection with the Transactions, Logan’s Roadhouse, Inc. entered into an advisory agreement with Kelso (the “Advisory Agreement”). Pursuant to the Advisory Agreement, Kelso provides the Company with financial advisory and management consulting services in return for annual fees of $1.0 million to be paid quarterly. During the first quarter of fiscal year 2014, the Advisory Agreement was amended to defer payments of the advisory fee beginning with the advisory fee quarterly payment due on October 1, 2013. The advisory fee will accrue on a daily basis and become payable at Kelso's sole discretion. The accrued advisory fee as of October 27, 2013 included within other current liabilities and accrued expenses was $0.1 million.

In connection with the departure of two officers during fiscal year 2013, RHI incurred a liability to the former officers related to the repurchase of shares of RHI common stock. Pursuant to the Roadhouse Holding Inc. Stockholders Agreement, the Board of Directors determined that the payment of the purchase price in conjunction with the repurchase of shares would be delayed resulting in a liability to the former officers of $2.2 million. Concurrent with the previous Chief Executive Officer's acceptance of new employment and forfeiture of partial termination benefits, the Board of Directors agreed to pay a portion of the liability equal to the amount of forfeited termination benefits on a monthly basis. After payment of approximately $0.1 million towards the share repurchase, the Board of Directors elected to defer any additional payments. All past and future payments related to these share repurchases are funded by LRI Holdings and create a receivable from RHI.

10. Condensed Consolidating Financial Information

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

The condensed consolidating financial information of Logan’s Roadhouse, Inc. and the guarantors is presented below:

Condensed Consolidated Balance Sheets

October 27, 2013	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
ASSETS
Current assets	$—	$32,231	$—	$32,231
Property and equipment, net	—	220,339	—	220,339
Other assets	1,528	135,358	(121,330)	15,556
Investment in subsidiary	330,453	—	(330,453)	—
Goodwill	—	192,590	—	192,590
Tradename	—	71,694	—	71,694
Other intangible assets, net	—	18,751	—	18,751
Total assets	$331,981	$670,963	$(451,783)	$551,161
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities	$—	$59,585	$—	$59,585
Long-term debt	—	356,000	—	356,000
Deferred income taxes	—	27,745	—	27,745
Other long-term obligations	121,330	44,254	(121,330)	44,254
Stockholder’s equity	210,651	183,379	(330,453)	63,577
Total liabilities and stockholder’s equity	$331,981	$670,963	$(451,783)	$551,161
July 28, 2013	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
ASSETS
Current assets	$—	$50,947	$—	$50,947
Property and equipment, net	—	223,724	—	223,724
Other assets	1,528	135,363	(120,806)	16,085
Investment in subsidiary	330,512	—	(330,512)	—
Goodwill	—	192,590	—	192,590
Tradename	—	71,694	—	71,694
Other intangible assets, net	—	19,272	—	19,272
Total assets	$332,040	$693,590	$(451,318)	$574,312
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities	$—	$72,271	$—	$72,271
Long-term debt	—	355,000	—	355,000
Deferred income taxes	—	27,745	—	27,745
Other long-term obligations	120,806	43,649	(120,806)	43,649
Stockholder’s equity	211,234	194,925	(330,512)	75,647
Total liabilities and stockholder’s equity	$332,040	$693,590	$(451,318)	$574,312

Condensed Consolidated Statements of Operations

Thirteen weeks ended October 27, 2013	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
Total revenues	$—	$147,530	$—	$147,530
Total costs and expenses	60	149,221	—	149,281
Operating loss	(60)	(1,691)	—	(1,751)
Interest expense, net	523	9,796	—	10,319
Loss before income taxes	(583)	(11,487)	—	(12,070)
Income tax benefit	—	—	—	—
Net loss	$(583)	$(11,487)	$—	$(12,070)
Thirteen weeks ended October 28, 2012	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
Total revenues	$—	$150,770	$—	$150,770
Total costs and expenses	31	146,588	—	146,619
Operating (loss) income	(31)	4,182	—	4,151
Interest expense, net	517	9,632	—	10,149
Loss before income taxes	(548)	(5,450)	—	(5,998)
Income tax expense	371	3,692	—	4,063
Net loss	$(919)	$(9,142)	$—	$(10,061)

Condensed Consolidated Statements of Cash Flows

Thirteen weeks ended October 27, 2013	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
Net cash used in operating activities	$(60)	$(17,897)	$—	$(17,957)
Net cash provided by (used in) investing activities	60	(3,165)	—	(3,105)
Net cash provided by financing activities	—	1,000	—	1,000
Decrease in cash and cash equivalents	—	(20,062)	—	(20,062)
Cash and cash equivalents, beginning of period	—	23,708	—	23,708
Cash and cash equivalents, end of period	$—	$3,646	$—	$3,646
Thirteen weeks ended October 28, 2012	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
Net cash used in operating activities	$(402)	$(18,012)	$—	$(18,414)
Net cash provided by (used in) investing activities	402	(6,092)	—	(5,690)
Net cash provided by financing activities	—	6,000	—	6,000
Decrease in cash and cash equivalents	—	(18,104)	—	(18,104)
Cash and cash equivalents, beginning of period	—	21,732	—	21,732
Cash and cash equivalents, end of period	$—	$3,628	$—	$3,628

11. Supplemental Cash Flow Information

The following table presents supplemental cash flow information:

	October 27, 2013	October 28, 2012
Cash paid for:
Interest, excluding amounts capitalized	$19,171	$19,047
Income taxes	—	12

12. Subsequent Events

During the second quarter of fiscal year 2014, the Company increased its borrowings under the Senior Secured Revolving Credit Facility to $20.0 million which the Company expects to use as needed to fund initiatives centered around rebuilding traffic and EBITDA.

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

General

Logan’s Roadhouse is a full-service casual dining steakhouse offering specially seasoned aged steaks and sizzling southern-inspired dishes in a roadhouse atmosphere. Our restaurants have a relaxed, come-as-you-are environment where we encourage our customers to enjoy “bottomless buckets” of roasted in-shell peanuts and our made-from-scratch yeast rolls. Our entrée portions are generous and generally include a choice of two side items, all at affordable prices. We are committed to serving a variety of fresh food, from specially seasoned aged steaks to farm-fresh salads to our signature entrees. We believe the freshness and distinctive flavor profiles of our signature dishes, coupled with the variety of our menu, differentiates us from our competitors. Our restaurants, which are open for lunch and dinner seven days a week, serve a broad and diverse customer base. We opened our first restaurant in Lexington, Kentucky in 1991 and as of October 27, 2013 have grown to a total of 233 company-owned restaurants and 26 franchised restaurants located across 23 states.

     Overview

Our roadhouse theme provides a differentiated dining experience as an authentic, casual steakhouse. We attempt to create an atmosphere that is genuine, warm-hearted, and spirited and we strive to make our customers lifelong friends. Our vision for the future is based on opening successful new restaurants, consistently delivering great experiences to our customers and continually adapting our brand to best meet the needs of our current and future customers. We believe this focus will enable us to retain our loyal customers and attract new customers to our restaurants which will lead to sustainable, continually improving financial results. We strive to create a unique experience that is so great that customers will eat out with us more often. Our plan to accomplish this is built around the following strategies and initiatives:

 Concept and Brand Revitalization: During fiscal year 2013 and through the first quarter of fiscal year 2014, we continued to experience traffic declines in our restaurants and lose market share to our steakhouse competitors. We believe the casual steakhouse segment in which we operate has growth potential and we intend to revitalize our concept during fiscal year 2014 to focus on strengthening our brand and positioning ourselves to appeal to a broader range of customers. The roadhouse concept provides a broad platform from which to expand our customer base and strengthen our brand. Our brand must be relevant across all demographics and offer customers an affordable dining experience that exceeds their expectations. With a focus on all customer touch points, our brand revitalization efforts include: testing new menu variations that will differentiate our menu offerings, exciting our existing customers and attracting new customers, while also improving the ease of operational execution; developing a new brand campaign while diversifying our marketing mix to reach potential customers in the most effective channels; enhancing the restaurant environment; and attracting, retaining and motivating the best managers and team members and giving them the tools they need to provide excellent customer service. We believe the strength of our brand lies in returning to our roots as a steakhouse that is known for high quality, great tasting food, service that creates lifelong friends, a fun atmosphere and value defined as a combination of price and experience.

Achieve Revenue Growth in Existing Restaurants: Our strategy and focus is on gaining market share through attracting new customers and increasing the frequency of visits for current customers. We operate in a highly competitive casual dining industry where our customers have many choices for dining out. Our customers also remain sensitive to value as consumers continue to face pressures on discretionary income. Our promotional strategy has focused heavily on discounting and price, attracting a customer base that is extremely price sensitive. Over time, we have lost customers and market share to other competitors within the casual steakhouse segment who have focused on a more comprehensive definition of value that includes delivering a more consistent steak experience. Further, our research has shown a gap in our consistency of execution of exceptional food and exceptional service. We are evaluating our complete customer experience, including labor needs, ease of execution of our menu items and the effectiveness of our training programs to ensure we meet and exceed the expectations of our customers. As we work to revitalize our brand and improve our execution, we intend to focus on great steaks and great service at every day low prices creating value that promotes experience as well as price. We also intend to broaden our marketing mix to other channels to reach our target audience, including promoting local restaurant efforts in certain markets. We recently hired a new media planning and buying agency to help improve the efficiency and effectiveness of our message; and late in fiscal year 2013, we hired one of the largest and most progressive global digital agencies who will partner with us to design and execute our holistic marketing strategy. In addition, our brand look and message will be evolving to signal change and broaden appeal. We have updated our liquor, beer and wine offerings and recipes, and are working to improve our bar operations and further grow this sector of our business. This enhanced beverage program provides new offerings for our existing customers which we believe will, in turn, provide an increase in the number of occasions customers visit our restaurants.

Disciplined Restaurant Growth: We believe in the long-term strength of our brand and the roadhouse concept. Our long-term strategy is to primarily focus on disciplined growth of our brand by strategically opening additional company-owned restaurants to backfill existing states. We also believe the broad appeal of our concept enhances the portability of our restaurants, which will allow us to pursue company-owned restaurant openings in adjacent states and grow our footprint over time. We currently plan to open one company-owned restaurant in fiscal year 2014. We have reduced our planned new restaurant openings to focus on the execution of our existing restaurants and on regaining market share. We are also evaluating our restaurant prototype to address areas of opportunity and to ensure that our building design will accommodate long-term growth and remain consistent with our evolving brand identity. We believe this focus will prove beneficial to the success of new restaurant openings as we accelerate growth in future fiscal years.

In summary, we expect our customers will continue to be impacted by high unemployment levels and other general economic challenges, which will limit their discretionary income. As a result, we anticipate that the landscape will remain competitive as restaurant operators compete for market share in a challenging environment. To address these challenges, our brand revitalization efforts focus on retaining our current value conscious customers, but also marketing to and attracting new customers in different demographics. We will also refocus our efforts on being a steakhouse with exceptional food and service with the intention of regaining market share. Although not as significant as in recent years, we continue to expect cost pressures primarily in the form of commodity inflation driven by overall tighter supplies. We plan to continue to focus on protecting restaurant margins while consistently delivering a great value and unique dining experience to our customers. While we have many initiatives in process that we believe will begin to impact our results throughout fiscal year 2014, we understand that restoring the strength of our operations and our brand is a long-term strategy. We remain confident that we are a growth concept and our ability to open new restaurants with strong unit level returns and to have sustained revenue and margin growth in existing restaurants will support our long-term plan for sustainable growth.

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

Adjusted EBITDA.  We also evaluate our performance by using non-GAAP financial measures utilized by us and others in the restaurant industry.  In particular, we regularly review our Adjusted EBITDA, which is described in more detail in the “Other Non-GAAP Financial Measures” section below.

Presentation of Results

Our fiscal year ends on the Sunday closest to July 31.  Fiscal year 2014 is a 53 week year, while fiscal year 2013 was a 52 week year. Throughout this report all references to “Q1 2014”and “Q1 2013” relate to the thirteen week periods ended October 27, 2013 and October 28, 2012, respectively.

Results of Operations

Thirteen weeks ended October 27, 2013 (Q1 2014)

•	Comparable restaurant sales for Q1 2014 decreased 5.2%, average check increased by 1.4% and customer traffic decreased by 6.5% for company-owned restaurants.

•	Net loss increased $2.0 million from Q1 2013 to a loss of $12.1 million in Q1 2014.

•	Adjusted EBITDA decreased 44.5% from Q1 2013, or $5.4 million, to $6.7 million in Q1 2014.

•
Cash and cash equivalents declined by $20.1 million from July 28, 2013.  Primary drivers of the change in cash flow include interest payments of $19.2 million and net capital expenditures of $3.1 million , which were funded by cash on hand, cash flows from operations and borrowings on the Senior Secured Revolving Credit Facility.

The following tables and discussion summarize key components of our operating results expressed as a dollar amount and as a percentage of total revenues or net sales.

	Thirteen weeks ended
(In thousands)	October 27, 2013		October 28, 2012
Statement of operations data:
Revenues:
Net sales	$147,023	99.7%	$150,258	99.7%
Franchise fees and royalties	507	0.3%	512	0.3%
Total revenues	147,530	100.0%	150,770	100.0%
Costs and expenses:
(As a percentage of net sales)
Restaurant operating costs:
Cost of goods sold	50,004	34.0%	49,940	33.2%
Labor and other related expenses	46,497	31.6%	45,706	30.4%
Occupancy costs	13,613	9.3%	12,768	8.5%
Other restaurant operating expenses	25,490	17.3%	24,661	16.4%
(As a percentage of total revenues)
Depreciation and amortization	5,171	3.5%	5,312	3.5%
Pre-opening expenses	6	—%	911	0.6%
General and administrative	7,183	4.9%	7,321	4.9%
Restaurant impairment and closing charges	1,317	0.9%	—	—%
Total costs and expenses	149,281	101.2%	146,619	97.2%
Operating (loss) income	(1,751)	(1.2)%	4,151	2.8%
Interest expense, net	10,319	7.0%	10,149	6.7%
Loss before income taxes	(12,070)	(8.2)%	(5,998)	(4.0)%
Income tax expense	—	—%	4,063	2.7%
Net loss	$(12,070)	(8.2)%	$(10,061)	(6.7)%

Restaurant Unit Activity

	Company	Franchise	Total
Restaurants at July 28, 2013	233	26	259
Openings	—	—	—
Closures	—	—	—
Restaurants at October 27, 2013	233	26	259

Q1 2014 (13 weeks) Compared to Q1 2013 (13 weeks)

TOTAL REVENUES

Net sales consist of food and beverage sales of company-owned restaurants and other miscellaneous income.  Net sales decreased by $3.2 million, or 2.2%, to $147.0 million in Q1 2014 compared to Q1 2013.

The following table summarizes the period over period changes and key net sales drivers at company-owned restaurants for the periods presented:

	Thirteen weeks ended
	October 27, 2013	October 28, 2012
Company-owned restaurants:
Increase in restaurant operating weeks	4.3%	8.8%
Decrease in average unit volume	(6.5)%	(4.3)%
Total (decrease) increase in restaurant sales	(2.2)%	4.5%

Comparable restaurants	215	196
Change in comparable restaurant sales	(5.2)%	(2.3)%
Restaurant operating weeks	3,029	2,903
Average check	$13.78	$13.54

The increase in restaurant operating weeks for the periods presented above was due to the opening of new restaurants in the prior year.  The decreases in average unit volume were primarily driven by customer traffic declines in both our comparable restaurant base and our newer restaurants.  For our comparable restaurants, the decrease in customer traffic was 6.5% in Q1 2014.  Also impacting comparable restaurant sales was an increase in average check of 1.4% in Q1 2014.  The increase in average check was favorably impacted by increased menu pricing of 0.4% in Q1 2014 and improved liquor, beer and wine sales.

Franchise fees and royalties, for our two franchisees that operate 26 restaurants, remained relatively consistent for the periods presented.

TOTAL COSTS AND EXPENSES

Total costs and expenses increased $2.7 million, or 1.8%, to $149.3 million in Q1 2014 compared to Q1 2013.  As a percent of total revenues, total costs and expenses in Q1 2014 were 101.2%, which increased from 97.2% in Q1 2013.  The primary drivers of the fluctuations in total costs and expenses are as follows:

Cost of goods sold

Cost of goods sold consists of food and beverage costs, along with related purchasing and distribution costs.  Cost of goods sold, as a percentage of net sales, increased to 34.0% in Q1 2014 from 33.2% in Q1 2013.  The increase in Q1 2014 over the prior year period was due to commodity inflation partially offset by favorable menu mix as customers traded into higher margin menu items.  Commodity inflation was 4.1% in Q1 2014.

Labor and other related expenses

Labor and other related expenses consists of all restaurant management and hourly labor costs, including salaries, wages, benefits, bonuses and other indirect labor costs.  Labor and other related expenses, as a percentage of net sales, increased to 31.6% in Q1 2014 from 30.4% in Q1 2013.  The primary drivers of the increase in Q1 2014 compared to Q1 2013 are lost sales leverage on fixed labor components and an increase in employee benefits.

Occupancy costs

Occupancy costs include rent, common area maintenance, property taxes, licenses and other related fees.  Occupancy costs, as a percentage of net sales, increased to 9.3% in Q1 2014 from 8.5% in Q1 2013.  The increase was driven primarily by lost sales leverage due to the fixed nature of these costs and an increase in the mix of land and building leases for our new restaurant openings versus our existing restaurant base.

Other restaurant operating expenses

Other restaurant operating expenses include all restaurant-level operating costs, the major components of which are operating supplies, utilities, repairs and maintenance, advertising, general liability and credit card fees.  Other restaurant operating expenses, as a percentage of net sales, increased to 17.3% in Q1 2014 from 16.4% in Q1 2013.  The increase in Q1 2014 compared to Q1 2013 resulted from increased advertising costs to support our brand revitalization efforts, incremental costs for a new uniform rollout to all restaurants, and an increase in the loss on disposal of assets due to facility improvements in the current period, partially offset by a decrease in general liability insurance reserves.

Depreciation and amortization

Depreciation and amortization includes the depreciation of fixed assets and capitalized leasehold improvements and the amortization of intangible assets.  Depreciation and amortization, as a percentage of total revenues, was consistent at 3.5% for Q1 2014 and Q1 2013, which includes lost sales leverage due to the fixed nature of these costs offset by the reduced number of new restaurant openings.

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

General and administrative

General and administrative expenses are comprised of expenses associated with corporate and administrative functions that support restaurant operations and development.  General and administrative expenses, as a percentage of total revenues, was consistent at 4.9% for Q1 2014 and Q1 2013. Q1 2014 included a reduction in termination benefits for our prior Chief Executive Officer per the terms of his employment agreement offset by incremental charges related to testing our new brand revitalization initiatives and increased legal and professional costs related to Step 2 of the goodwill impairment test for fiscal year 2013 completed in Q1 2014.

Restaurant impairment and closing charges

Restaurant impairment and closing charges include long-lived asset impairment charges and restaurant closing charges.  In Q1 2014, we recorded $1.3 million of restaurant impairment charges related to the impairment of two restaurants and additional asset expenditures with respect to restaurants that had been fully impaired in previous years.

INTEREST EXPENSE, NET

Interest expense, net consists primarily of interest expense related to our debt, net of interest income, see the “Liquidity and Capital Resources” section for further detail.  Interest expense, net increased to $10.3 million in Q1 2014 from $10.1 million in Q1 2013 due to less capitalized interest from the reduction in the number of new restaurant openings.

INCOME TAX EXPENSE

In fiscal year 2013, we recorded a valuation allowance for all deferred tax assets in the amount of of $8.6 million. The valuation allowance was increased in Q1 2014 by the amount of income tax benefit that would have otherwise been recorded. Excluding the valuation allowance, the effective tax rate ("ETR") for Q1 2014 was 46.4% which was impacted by the reverse effect of wage based credits on a pre-tax loss. The ETR for Q1 2013 was (67.7)% and includes the magnified effect of wage based credits on low pre-tax income. In addition, as our ETR is highly sensitive to estimates of income or loss due to relatively low pre-tax income (loss) and significant wage based credits, beginning in the second quarter of fiscal year 2013 we adopted the method of using the actual year-to-date rate as of each interim period, as we believe that this provides the best estimate of our year-to-date income tax expense.

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

	Thirteen weeks ended
(In thousands)	October 27, 2013	October 28, 2012
Net loss	$(12,070)	$(10,061)
Interest expense, net	10,319	10,149
Income tax expense	—	4,063
Depreciation and amortization	5,171	5,312
EBITDA	3,420	9,463
Adjustments
Sponsor management fees(a)	250	250
Non-cash asset write-offs:
Restaurant impairment(b)	1,317	—
Loss on disposal of property and equipment(c)	498	138
Restructuring costs(d)	(460)	167
Pre-opening expenses (excluding rent)(e)	2	755
Losses on sales of property(f)	4	1
Non-cash rent adjustment(g)	801	965
Costs related to the Transactions(h)	—	20
Non-cash stock-based compensation(i)	396	218
Other adjustments(j)	467	84
Adjusted EBITDA	6,695	12,061
Cash rent expense(k)	10,420	9,715
Adjusted EBITDAR	$17,115	$21,776

(a)	Sponsor management fees consist of fees payable to the Kelso Affiliates under an advisory agreement.

(b)	Restaurant impairment charges were recorded in connection with the determination that the carrying value of certain of our restaurants exceeded their estimated fair value.

(c)	Loss on disposal of property and equipment consists of the loss on disposal or retirement of assets that are not fully depreciated.

(d)	Restructuring costs include severance, hiring replacement costs and other related charges, including the reversal of any such charges.

(e)	Pre-opening expenses (excluding rent) include expenses directly associated with the opening of a new restaurant.

(f)	We recognize losses in connection with the sale and leaseback of restaurants when the fair value of the property being sold is less than the undepreciated cost of the property.

(g)
Non-cash rent adjustments represent the non-cash rent expense calculated as the difference between GAAP rent expense and amounts payable in cash under the leases during such time period. In measuring our operational performance, we focus on our cash rent payments.

(h)	Costs related to the Transactions include legal, professional, and other fees incurred as a result of the Transactions.

(i)	Non-cash stock-based compensation represents compensation expense recognized for time-based stock options issued by RHI.

(j)	Other adjustments include non-recurring expenses and professional fees and ongoing expenses of closed restaurants.

(k)	Cash rent expense represents actual cash payments required under our leases.

Our Q1 2014 Adjusted EBITDA was $6.7 million, a decrease of 44.5%, compared to Adjusted EBITDA of $12.1 million in Q1 2013.  The decrease in Adjusted EBITDA for Q1 2014 compared to Q1 2013 was primarily driven by a decline in comparable restaurant sales and the resulting loss of sales leverage on fixed costs, as well as increased commodity inflation.

Liquidity and Capital Resources

Summary

Our primary requirements for liquidity and capital are new restaurant development and debt service requirements.  Historically, our primary sources of liquidity and capital resources have been net cash provided from operating activities and operating lease financing.  Based on our current restaurant development plans, we anticipate that our cash position, our expected cash flows from operations and availability under the Senior Secured Revolving Credit Facility will be sufficient to finance our planned capital expenditures, operating activities and debt service requirements. However, our ability to fund future operating expenses and capital expenditures and our ability to make scheduled payments of interest on, to pay principal of or to refinance our indebtedness and to satisfy any other of our present or future debt obligations will depend on our future operating performance which will be affected by general economic, financial and other factors beyond our control.  As of October 27, 2013, we had $3.6 million of cash and cash equivalents.

Consistent with many other restaurant and retail chain store operations, we utilize operating lease arrangements and sale and leaseback arrangements and believe that these financing methods provide a useful source of capital in a financially efficient manner.

As part of the Transactions, we entered into the Senior Secured Revolving Credit Facility, which provides for up to $30.0 million of borrowings. The Senior Secured Revolving Credit Facility is available to fund working capital and for general corporate purposes. As of October 27, 2013, we had $1.0 million of borrowings drawn on the Senior Secured Revolving Credit Facility and $3.2 million of undrawn outstanding letters of credit resulting in available credit of $25.8 million.  Subsequent to October 27, 2013, we repaid the $1.0 million of borrowings outstanding and borrowed $20.0 million on the Senior Secured Revolving Credit Facility which we expect to use as needed to fund initiatives to support our growth strategy.

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

The Senior Secured Revolving Credit Facility and the Indenture that governs the Senior Secured Notes contain financial and operating covenants.  The financial covenants include a maximum consolidated leverage ratio calculated as total debt outstanding divided by Adjusted EBITDA; a minimum consolidated interest coverage ratio calculated as Adjusted EBITDAR divided by the sum of interest expense and cash rent; and a maximum capital expenditure limit and are specific to the Senior Secured Revolving Credit Facility.  The non-financial covenants include prohibitions on our ability to incur certain additional indebtedness or to pay dividends.  Additionally, the Indenture subjects us to the reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, as a non-accelerated filer, even if we are not specifically required to comply with such sections otherwise.  Failure to comply with these covenants constitutes a default and may lead to the acceleration of the principal amount and accrued and unpaid interest on the Senior Secured Notes.  Effective April 26, 2013, we entered into a second amendment to our Senior Secured Revolving Credit Facility which adjusted our covenant requirements to those discussed below.  We ended the first quarter of fiscal year 2014 with a leverage ratio of 6.41 times Adjusted EBITDA, compared to our maximum allowable leverage ratio of 7.00 times and an interest coverage ratio of 1.17, compared to our minimum allowable interest coverage ratio of 1.10.  As of October 27, 2013, we were in compliance with all material covenants, however we have been negatively impacted by economic trends and increased competition within our segment of the restaurant industry. If these negative trends continue, we may not be in compliance with the financial covenants in the Senior Secured Revolving Credit Facility throughout fiscal year 2014. We believe we have sufficiently sound relationships with our lenders to secure an amendment or waiver prior to failing to meet these covenants. However, if we are unable to secure an amendment or waiver and fail the financial covenants, an event of default would result and the lenders could declare outstanding borrowings due and payable. These borrowings include any then outstanding draws under our Senior Secured Revolving Credit Facility and our standby letters of credit.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities:

	Thirteen weeks ended
(In thousands)	October 27, 2013	October 28, 2012
Total cash (used in) provided by:
Operating activities	$(17,957)	$(18,414)
Investing activities	(3,105)	(5,690)
Financing activities	1,000	6,000
Decrease in cash and cash equivalents	$(20,062)	$(18,104)

Operating activities

Cash flows from operating activities in Q1 2014 and Q1 2013 were impacted by $19.2 million and $19.0 million, respectively, of cash paid for interest, offset by cash flows generated from operations.  Additionally, the two periods were impacted by declining revenues and restaurant margins and working capital changes.

We had negative working capital of $27.4 million and $26.8 million at October 27, 2013 and October 28, 2012, respectively.  Like many other restaurant companies, we are able, and expect to operate with negative working capital.  Restaurant operations do not require significant inventories and substantially all sales are for cash or paid by third-party credit cards.

Investing activities

Cash used in investing activities primarily represents capital expenditures for new restaurant growth.  Net capital expenditures decreased to $3.1 million in Q1 2014 from $5.7 million in Q1 2013.  The decrease was due to no new restaurant openings in the current year period and timing of new restaurants under construction.  During Q1 2013, capital expenditures were offset by proceeds from sale and leaseback transactions of $1.9 million.

Financing activities

Cash provided by financing activities includes draws on the Senior Secured Revolving Credit Facility during Q1 2014 and Q1 2013 of $1.6 million and $6.0 million, respectively, and repayments of $0.6 million during Q1 2014.  The decline in borrowings is primarily due to lower capital expenditures in Q1 2014 and the benefit of working capital changes.

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

Critical Accounting Policies

We prepare our unaudited condensed consolidated financial statements in conformity with GAAP.  The preparation of these financial statements requires us to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenues, expenses and the related disclosures.  We base our assumptions, estimates and judgments on historical experience, current trends, and other factors that management believes to be relevant at the time our unaudited condensed consolidated financial statements are prepared.  However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.  Our critical accounting policies have not changed materially from those previously reported in our Annual Report on Form 10-K for the fiscal year ended July 28, 2013.

Recent Accounting Pronouncements

Information regarding new accounting pronouncements is included within Note 1 to our unaudited condensed consolidated financial statements in Part I, Item 1 of this report.

Cautionary Statement Regarding Forward-Looking Statements

This report contains forward−looking statements based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will” and variations of these words or similar expressions are intended to identify forward−looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward−looking statements. Such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward−looking statements as a result of various factors. The section entitled “Risk Factors” in our Annual Report on Form 10−K for the fiscal year ended July 28, 2013, filed with the SEC, discusses some of the important risk factors that may affect our business, results of operations, or financial condition.  These risks and uncertainties include, but are not limited to:

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

Four food categories (beef, produce, seafood and chicken) account for the largest share of our cost of goods sold (at 32%, 10%, 8% and 8%, respectively, in the thirteen week period ended October 27, 2013).  Other categories affected by commodity price fluctuations, such as pork, cheese and dairy, may each account for 4-6%, individually, of our purchases.  With respect to our commodity outlook for fiscal year 2014, we have fixed price contracts on approximately 40% of our commodity needs.  We expect commodity inflation to be approximately 2% for fiscal year 2014.  We will continue to monitor the commodity markets and may enter into additional fixed price contracts depending on market conditions.

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

Our restaurants are also impacted by changes in fuel prices.  Our third party distributor charges us for the diesel fuel used to deliver inventory to our restaurants.  In the third quarter of fiscal year 2013, we substantially amended a forward contract through July 31, 2014 to procure certain amounts of diesel fuel from our third party distributor at set prices in order to mitigate our exposure to unpredictable fuel prices.  The effect of the fuel derivative instrument was immaterial to our unaudited condensed consolidated financial statements for the thirteen week period ended October 27, 2013.

Interest rate risk

We are subject to interest rate risk in connection with borrowings under the Senior Secured Revolving Credit Facility, which bears interest at variable rates.  As of October 27, 2013, we had outstanding borrowings of $1.0 million on our Senior Secured Revolving Credit Facility and as of the date of this filing we have $20.0 million of outstanding borrowings.  Accordingly, we will be exposed to interest rate fluctuations on the balance outstanding until repayment. There is no interest rate risk associated with our Senior Secured Notes, as the interest rate is fixed at 10.75% per annum.

ITEM 4—CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of October 27, 2013.

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

ITEM 1A—RISK FACTORS

There have been no material changes in the risk factors set forth in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended July 28, 2013.

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
101
The following unaudited financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 27, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholder’s Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.***

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

LRI Holdings, Inc.

Date:	December 10, 2013	By:	/s/ Amy L. Bertauski
Amy L. Bertauski
Chief Financial Officer, Treasurer and Secretary
(Duly Authorized Officer)

Date:	December 10, 2013	By:	/s/ Nicole A. Williams
Nicole A. Williams
Vice President - Controller
(Principal Accounting Officer)