Form 10-Q
period 2014-01-26
LRI HOLDINGS, INC.
filed 2014-03-11
CIK 1383875

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 26, 2014
- or -
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

As of March 11, 2014, the registrant has 1 Common Unit, $0.01 par value, outstanding (which is owned by Roadhouse Parent Inc., the registrant’s direct owner), and is not publicly traded.

LRI HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q
QUARTERLY PERIOD ENDED JANUARY 26, 2014

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

LRI Holdings, Inc.
Condensed Consolidated Balance Sheets

(In thousands, except share data)	January 26, 2014	July 28, 2013
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$36,350	$23,708
Receivables	10,369	9,583
Inventories	13,783	12,887
Prepaid expenses and other current assets	6,297	4,337
Income taxes receivable	750	432
Total current assets	67,549	50,947
Property and equipment, net	218,452	223,724
Other assets	14,976	16,085
Goodwill	192,590	192,590
Tradename	71,694	71,694
Other intangible assets, net	18,231	19,272
Total assets	$583,492	$574,312
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable	$19,768	$18,770
Payable to RHI	1,872	1,118
Other current liabilities and accrued expenses	58,627	52,383
Total current liabilities	80,267	72,271
Long-term debt	375,000	355,000
Deferred income taxes	27,745	27,745
Other long-term obligations	45,894	43,649
Total liabilities	528,906	498,665
Commitments and contingencies (Note 6)	—	—
Stockholder’s equity:
Common stock ($0.01 par value; 100 shares authorized; 1 share issued and outstanding)	—	—
Additional paid-in capital	230,000	230,000
Retained deficit	(175,414)	(154,353)
Total stockholder’s equity	54,586	75,647
Total liabilities and stockholder’s equity	$583,492	$574,312

See accompanying notes to the condensed consolidated financial statements.

LRI Holdings, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
(In thousands)	January 26, 2014	January 27, 2013	January 26, 2014	January 27, 2013
Revenues:
Net sales	$153,061	$160,567	$300,084	$310,825
Franchise fees and royalties	528	526	1,035	1,038
Total revenues	153,589	161,093	301,119	311,863
Costs and expenses:
Restaurant operating costs:
Cost of goods sold	51,791	53,942	101,795	103,882
Labor and other related expenses	47,247	47,545	93,744	93,251
Occupancy costs	14,215	13,596	27,828	26,364
Other restaurant operating expenses	25,782	26,831	51,272	51,492
Depreciation and amortization	4,961	5,102	10,132	10,414
Pre-opening expenses	20	763	26	1,674
General and administrative	7,540	6,722	14,723	14,043
Restaurant impairment and closing charges	488	701	1,805	701
Total costs and expenses	152,044	155,202	301,325	301,821
Operating income (loss)	1,545	5,891	(206)	10,042
Interest expense, net	10,536	10,112	20,855	20,261
Loss before income taxes	(8,991)	(4,221)	(21,061)	(10,219)
Income tax benefit	—	(9,736)	—	(5,673)
Net (loss) income	$(8,991)	$5,515	$(21,061)	$(4,546)

See accompanying notes to the condensed consolidated financial statements.

LRI Holdings, Inc.
Condensed Consolidated Statements of Stockholder’s Equity
(unaudited)

	Common		Additional paid-in capital	Retained deficit	Total stockholder's equity
(In thousands, except share data)	Shares	Amount
Balances at July 29, 2012	1	$—	$230,000	$(45,948)	$184,052
Net loss	—	—	—	(4,546)	(4,546)
Balances at January 27, 2013	1	$—	$230,000	$(50,494)	$179,506

Balances at July 28, 2013	1	$—	$230,000	$(154,353)	$75,647
Net loss	—	—	—	(21,061)	(21,061)
Balances at January 26, 2014	1	$—	$230,000	$(175,414)	$54,586

See accompanying notes to the condensed consolidated financial statements.

LRI Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Twenty-six weeks ended
(In thousands)	January 26, 2014	January 27, 2013
Cash flows from operating activities:
Net loss	$(21,061)	$(4,546)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	10,132	10,414
Other amortization	1,025	902
Loss on sale/disposal of property and equipment	1,062	543
Amortization of deferred gain on sale and leaseback transactions	(25)	(19)
Impairment charges for long-lived assets	1,805	701
Share-based compensation expense	856	473
Changes in operating assets and liabilities:
Receivables	(786)	(2,611)
Inventories	(1,018)	(216)
Prepaid expenses and other current assets	(1,960)	(783)
Other non-current assets and intangibles	(241)	176
Accounts payable	945	(972)
Payable to RHI	(102)	(16)
Income taxes payable/receivable	(318)	(2,106)
Other current liabilities and accrued expenses	6,244	(772)
Other long-term obligations	2,870	2,359
Net cash (used in) provided by operating activities	(572)	3,527
Cash flows from investing activities:
Purchase of property and equipment	(6,786)	(16,163)
Proceeds from sale and leaseback transactions, net of expenses	—	5,045
Net cash used in investing activities	(6,786)	(11,118)
Cash flows from financing activities:
Payments on revolving credit facility	(4,500)	(12,600)
Borrowings on revolving credit facility	24,500	12,600
Net cash provided by financing activities	20,000	—
Increase (decrease) in cash and cash equivalents	12,642	(7,591)
Cash and cash equivalents, beginning of period	23,708	21,732
Cash and cash equivalents, end of period	$36,350	$14,141

See accompanying notes to the condensed consolidated financial statements.

LRI Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share data)
(unaudited)

1. Basis of Presentation and Recent Accounting Pronouncements

LRI Holdings, Inc. (“LRI Holdings”) and its subsidiaries (collectively the “Company”, “we”, “our” or “us”) are engaged in the operation and development of the Logan’s Roadhouse restaurant chain.  As of January 26, 2014, our restaurants operate in 23 states and are comprised of 233 company-owned restaurants and 26 franchised restaurants.  LRI Holdings operates its business as one operating and one reportable segment.  The Company operates on a 52 or 53-week fiscal year ending on the Sunday nearest to July 31. The fiscal year ended July 28, 2013 was comprised of 52 weeks. The fiscal year ending August 3, 2014 will be comprised of 53 weeks.

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

Interim financial statements

We have prepared these condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature.  Operating results for the thirteen week quarter and twenty-six weeks ended January 26, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending August 3, 2014.  These statements should be read in conjunction with the consolidated financial statements and related notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 28, 2013 (the "Form 10-K").  The accounting policies used in preparing these condensed consolidated financial statements are the same as those described in the Form 10-K.

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

2. Long-Term Debt

Long-term debt obligations at January 26, 2014 and July 28, 2013, consist of the following:

	January 26, 2014	July 28, 2013
Senior Secured Notes, bearing interest at 10.75%	$355,000	$355,000
Senior Secured Revolving Credit Facility	20,000	—
	375,000	355,000
Less: current maturities	—	—
Long-term debt, less current maturities	$375,000	$355,000

Senior Secured Revolving Credit Facility, as amended

In connection with the Transactions, Logan’s Roadhouse, Inc., a wholly owned subsidiary of LRI Holdings, entered into the Senior Secured Revolving Credit Facility which provides a $30.0 million revolving credit facility with a maturity date of October 4, 2015. The Senior Secured Revolving Credit Facility includes a $12.0 million letter of credit sub-facility and a $5.0 million swingline sub-facility. As of January 26, 2014, the Company had borrowings of $20.0 million drawn on the Senior Secured Revolving Credit Facility and $3.2 million of undrawn outstanding letters of credit resulting in available credit of $6.8 million.

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

On or after October 15, 2013, Logan’s Roadhouse, Inc. may redeem all or part of the Senior Secured Notes at redemption prices (expressed as a percentage of principal amount) ranging from 108.1% to 100.0%, plus accrued and unpaid interest. As of January 26, 2014, no portion of the Senior Secured Notes has been redeemed.

The Senior Secured Revolving Credit Facility and the Indenture that governs the Senior Secured Notes contain significant financial and operating covenants.  The non-financial covenants include prohibitions on the Company and the Company’s guarantor subsidiaries’ ability to incur certain additional indebtedness or to pay dividends. Additionally, the Indenture subjects the Company to the reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as a non−accelerated filer, even if the Company is not specifically required to comply with such sections of the Exchange Act.  Failure to comply with these covenants constitutes a default and may lead to the acceleration of the principal amount and accrued but unpaid interest on the Senior Secured Notes. On January 24, 2014 the Company executed an amendment to the Senior Secured Revolving Credit Facility which included: removing the previous consolidated leverage and consolidated interest coverage covenants; adding a consolidated first lien leverage covenant and amending the maximum capital expenditure limit in each of the remaining years. The terms of the amendment also included an increase in the applicable margin for borrowings; payment of a consent fee and a requirement to provide monthly unaudited preliminary financial statements to the lenders under the Senior Secured Revolving Credit Facility.   As of January 26, 2014, the Company was in compliance with all material covenants.

Debt issuance costs

The Company incurred $19.2 million of debt issuance costs in connection with obtaining the financings described above.  These costs were capitalized and will be amortized to interest expense over the lives of the respective debt instruments.

3. Goodwill

Goodwill is subject to impairment testing annually or more frequently if indicators of impairment exist. As a result of the annual impairment test in fiscal year 2013, the Company recorded an estimated impairment charge of $91.5 million.  During the first quarter of fiscal year 2014, the Company finalized the goodwill valuation for the fiscal year ended July 28, 2013 and determined that no adjustment was needed to the goodwill impairment charge.

4. Restaurant Impairment and Closing Charges

The Company performs long-lived asset impairment analyses throughout the year.  During the thirteen weeks ended January 26, 2014, the Company wrote-off additional asset expenditures with respect to restaurants that had been previously impaired and also determined that two additional restaurants had carrying amounts in excess of their fair values for a total of four impaired restaurants in the twenty-six weeks ended January 26, 2014.   During the thirteen weeks and twenty-six weeks ended January 27, 2013, the Company determined that two restaurants had carrying amounts in excess of their fair values, and also wrote-off additional asset expenditures with respect to restaurants that had been fully impaired in previous years. The assessments compared the carrying amounts of each restaurant to the estimated future undiscounted net cash flows of that restaurant and an impairment charge was recorded based on the amount by which the carrying amount of the assets exceeded their fair value.  Fair value was determined based on an assessment of individual site characteristics and local real estate market conditions along with estimates of future cash flows.  Restaurant impairment charges were recorded as follows:

	Thirteen weeks ended		Twenty-six weeks ended
	January 26, 2014	January 27, 2013	January 26, 2014	January 27, 2013
Restaurant impairment charges	$488	$701	$1,805	$701

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

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of January 26, 2014 and July 28, 2013:

	Level	January 26, 2014	July 28, 2013
Deferred compensation plan assets(1)	1	$2,195	$1,939

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

The carrying value of the Senior Secured Notes as of January 26, 2014 and July 28, 2013 was $355.0 million.  The fair value of the Senior Secured Notes as of January 26, 2014 and July 28, 2013 was $241.4 million and $337.3 million, respectively.  The fair value of the Company’s publicly traded debt is based on quoted market prices which are considered a Level 1 input.  The estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the twenty-six weeks ended January 26, 2014, the Company determined that four restaurants required impairment.  The fair value of the restaurants was calculated using a cash flow model which included estimates for projected revenues, earnings and cash flows.  The Company has determined that the majority of the inputs used to value its long-lived assets held and used are unobservable inputs, and thus, are considered Level 3 inputs.  See Note 4 for further information on the impairment of these long-lived assets.  During fiscal year 2013, the Company recorded a goodwill impairment charge of $91.5 million.  The fair value of goodwill was determined to be $192.6 million, using assumptions of projected new unit growth, future trends in sales, profitability, market conditions, changes in working capital along with an appropriate discount rate.  The majority of the inputs are unobservable and thus are considered to be Level 3 inputs.

6. Commitments and Contingencies

Litigation

Based upon information currently available, the Company is not a party to any litigation that management believes could have a material effect on the Company’s business or the Company’s condensed consolidated financial statements.  The Company establishes reserves for litigation and similar matters when those matters present loss contingencies that we determine to be both probable and reasonably estimable in accordance with Accounting Standards Codification (“ASC”) 450, Contingencies. In the opinion of management, based on current knowledge and in part upon the advice of legal counsel, all matters are believed to be adequately covered by insurance or reserves, or, if not covered, the possibility of losses from such matters are believed to be remote or such matters are of such kind or involve such amounts that would not have a material adverse effect on the financial position, results of operations or cash flows of the Company if disposed of unfavorably.

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

7. Share-Based Awards and Compensation Plans

On January 18, 2011, RHI adopted the Roadhouse Holding Inc. Stock Incentive Plan (the “2011 Plan”), pursuant to which options to purchase approximately 13%, or 345,000 shares, of the common stock of RHI on a fully diluted basis were available for grant to our directors, officers and key employees.  Approximately 95% of the total initial option pool was awarded on March 1, 2011.  On March 8, 2013, the 2011 Plan was amended to increase the number of shares authorized to 400,000 shares.  As of January 26, 2014, due to forfeitures and subsequent grants, approximately 7.4% of the option pool remains available for future grants.  Options granted under the 2011 Plan expire on the ten-year anniversary of the grant date.

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

The following table summarizes stock option activity under the 2011 Plan for the twenty-six weeks ended January 26, 2014:

	Time-based options		Performance-based options
	Number	Weighted average exercise price	Number	Weighted average exercise price
Options outstanding as of July 28, 2013	191,728	$92.02	143,492	$100.00
Granted	14,232	64.60	28,468	64.60
Exercised	—	—	—	—
Forfeited	(2,529)	100.00	(5,061)	100.00
Options outstanding as of January 26, 2014	203,431	$90.00	166,899	$93.96
As of January 26, 2014
Options vested	43,684		—
Options exercisable	43,684		—

8. Income Taxes

The Company routinely assesses whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment. Based upon the Company’s level of historical taxable income and projections for future taxable income over the periods that the deferred tax assets are expected to be deductible, the Company recorded a valuation allowance of $8.6 million as of July 28, 2013. The valuation allowance was increased in the twenty-six weeks ended January 26, 2014 by the amount of income tax benefit that would have otherwise been recorded. Excluding the valuation allowance, the effective tax rate ("ETR") for the twenty-six weeks ended January 26, 2014 was 47.2% which was impacted by the reverse effect of wage based credits on a pre-tax loss. The ETR for the twenty-six weeks ended January 27, 2013 was 55.5% and includes the magnified effect of wage based credits on low pre-tax income. In addition, as our ETR is highly sensitive to estimates of income or loss due to relatively low pre-tax income (loss) and significant wage based credits, beginning in the second quarter of fiscal year 2013 we adopted the method of using the actual year-to-date rate as of each interim period, as we believe that this provides the best estimate of our year-to-date income tax expense.

9. Related Party Transactions

In connection with the Transactions, Logan’s Roadhouse, Inc. entered into an advisory agreement with Kelso (the “Advisory Agreement”). Pursuant to the Advisory Agreement, Kelso provides the Company with financial advisory and management consulting services in return for annual fees of $1.0 million to be paid quarterly. During the first quarter of fiscal year 2014, the Advisory Agreement was amended to defer payments of the advisory fee beginning with the advisory fee quarterly payment due on October 1, 2013. The advisory fee will accrue on a daily basis and become payable at Kelso's sole discretion. The accrued advisory fee as of January 26, 2014, included within other current liabilities and accrued expenses, was $0.3 million.

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

The condensed consolidating financial information of Logan’s Roadhouse, Inc. and the guarantors is presented below:

Condensed Consolidated Balance Sheets

January 26, 2014	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
ASSETS
Current assets	$—	$67,549	$—	$67,549
Property and equipment, net	—	218,452	—	218,452
Other assets	1,528	135,308	(121,860)	14,976
Investment in subsidiary	330,441	—	(330,441)	—
Goodwill	—	192,590	—	192,590
Tradename	—	71,694	—	71,694
Other intangible assets, net	—	18,231	—	18,231
Total assets	$331,969	$703,824	$(452,301)	$583,492
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities	$—	$80,267	$—	$80,267
Long-term debt	—	375,000	—	375,000
Deferred income taxes	—	27,745	—	27,745
Other long-term obligations	121,860	45,894	(121,860)	45,894
Stockholder’s equity	210,109	174,918	(330,441)	54,586
Total liabilities and stockholder’s equity	$331,969	$703,824	$(452,301)	$583,492
July 28, 2013	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
ASSETS
Current assets	$—	$50,947	$—	$50,947
Property and equipment, net	—	223,724	—	223,724
Other assets	1,528	135,363	(120,806)	16,085
Investment in subsidiary	330,512	—	(330,512)	—
Goodwill	—	192,590	—	192,590
Tradename	—	71,694	—	71,694
Other intangible assets, net	—	19,272	—	19,272
Total assets	$332,040	$693,590	$(451,318)	$574,312
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities	$—	$72,271	$—	$72,271
Long-term debt	—	355,000	—	355,000
Deferred income taxes	—	27,745	—	27,745
Other long-term obligations	120,806	43,649	(120,806)	43,649
Stockholder’s equity	211,234	194,925	(330,512)	75,647
Total liabilities and stockholder’s equity	$332,040	$693,590	$(451,318)	$574,312

Condensed Consolidated Statements of Operations

Thirteen weeks ended January 26, 2014	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
Total revenues	$—	$153,589	$—	$153,589
Total costs and expenses	12	152,032	—	152,044
Operating (loss) income	(12)	1,557	—	1,545
Interest expense, net	530	10,006	—	10,536
Loss before income taxes	(542)	(8,449)	—	(8,991)
Income tax benefit	—	—	—	—
Net loss	$(542)	$(8,449)	$—	$(8,991)
Thirteen weeks ended January 27, 2013	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
Total revenues	$—	$161,093	$—	$161,093
Total costs and expenses	38	155,164	—	155,202
Operating (loss) income	(38)	5,929	—	5,891
Interest expense, net	518	9,594	—	10,112
Loss before income taxes	(556)	(3,665)	—	(4,221)
Income tax benefit	(984)	(8,752)	—	(9,736)
Net income	$428	$5,087	$—	$5,515
Twenty-six weeks ended January 26, 2014	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
Total revenues	$—	$301,119	$—	$301,119
Total costs and expenses	72	301,253	—	301,325
Operating loss	(72)	(134)	—	(206)
Interest expense, net	1,053	19,802	—	20,855
Loss before income taxes	(1,125)	(19,936)	—	(21,061)
Income tax benefit	—	—	—	—
Net loss	$(1,125)	$(19,936)	$—	$(21,061)
Twenty-six weeks ended January 27, 2013	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
Total revenues	$—	$311,863	$—	$311,863
Total costs and expenses	69	301,752	—	301,821
Operating (loss) income	(69)	10,111	—	10,042
Interest expense, net	1,035	19,226	—	20,261
Loss before income taxes	(1,104)	(9,115)	—	(10,219)
Income tax benefit	(613)	(5,060)	—	(5,673)
Net loss	$(491)	$(4,055)	$—	$(4,546)

Condensed Consolidated Statements of Cash Flows

Twenty-six weeks ended January 26, 2014	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
Net cash used in operating activities	$(72)	$(500)	$—	$(572)
Net cash provided by (used in) investing activities	72	(6,858)	—	(6,786)
Net cash provided by financing activities	—	20,000	—	20,000
Increase in cash and cash equivalents	—	12,642	—	12,642
Cash and cash equivalents, beginning of period	—	23,708	—	23,708
Cash and cash equivalents, end of period	$—	$36,350	$—	$36,350
Twenty-six weeks ended January 27, 2013	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
Net cash provided by operating activities	$544	$2,983	$—	$3,527
Net cash used in investing activities	(544)	(10,574)	—	(11,118)
Net cash used in financing activities	—	—	—	—
Decrease in cash and cash equivalents	—	(7,591)	—	(7,591)
Cash and cash equivalents, beginning of period	—	21,732	—	21,732
Cash and cash equivalents, end of period	$—	$14,141	$—	$14,141

11. Supplemental Cash Flow Information

The following table presents supplemental cash flow information:

	Twenty-six weeks ended
	January 26, 2014	January 27, 2013
Cash paid for:
Interest, excluding amounts capitalized	$19,407	$19,020
Income taxes	6	131

12. Subsequent Events

Subsequent to January 26, 2014, the Company has repaid $10.0 million of its borrowings outstanding under the Senior Secured Revolving Credit Facility.

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

General

Logan’s Roadhouse is a full-service casual dining steakhouse offering specially seasoned aged steaks and sizzling southern-inspired dishes in a roadhouse atmosphere. Our restaurants have a relaxed, come-as-you-are environment where we encourage our customers to enjoy “bottomless buckets” of roasted in-shell peanuts and our made-from-scratch yeast rolls. Our entrée portions are generous and generally include a choice of two side items, all at affordable prices. We are committed to serving a variety of fresh food, from specially seasoned aged steaks to farm-fresh salads to our signature entrees. We believe the freshness and distinctive flavor profiles of our signature dishes, coupled with the variety of our menu, differentiates us from our competitors. Our restaurants, which are open for lunch and dinner seven days a week, serve a broad and diverse customer base. We opened our first restaurant in Lexington, Kentucky in 1991 and as of January 26, 2014 have grown to a total of 233 company-owned restaurants and 26 franchised restaurants located across 23 states.

     Overview

Our roadhouse theme provides a differentiated dining experience as an authentic, casual steakhouse. We attempt to create an atmosphere that is genuine, warm-hearted, and spirited and we strive to make our customers lifelong friends. Our vision for the future is based on consistently delivering great experiences to our customers, continually adapting our brand to best meet the needs of our current and future customers and opening successful new restaurants. We believe this focus will enable us to retain our loyal customers and attract new customers to our restaurants which will lead to sustainable, continually improving financial results. We strive to create a unique experience that is so great that customers will eat out with us more often. Our plan to accomplish this is built around the following strategies and initiatives:

•Concept and Brand Revitalization
•Achieve Revenue Growth in Existing Restaurants
•Disciplined Restaurant Growth

In the past past year, we have completed an intense assessment of the strengths and opportunities of our brand with a direct focus on regaining lost market share and improving results in our existing restaurants. That assessment has identified areas of opportunity and initiatives across all functional areas of our Company including, but not limited to, a new operational culture that gives operators more control over their restaurants supported by new bonus plans targeted to drive our desired results; an investment in training standards at all levels of operations; ongoing assessments of people to ensure we have the right people in the right roles; new technology infrastructure; new marketing partners, creating a local restaurant marketing presence and analysis of the use of marketing dollars to obtain optimal results; and a renewed focus on exceptional value, exceptional food and exceptional service. We believe the strength of our brand lies in returning to our roots as a steakhouse that is known for high quality great tasting food, service that creates lifelong friends, a fun atmosphere and value defined as a combination of price and experience.

While we have many initiatives in process that we believe will begin to impact our results in fiscal year 2014, we understand that restoring the strength of our operations and our brand is a long-term strategy. We continue to experience traffic declines in our restaurants and lose market share to our steakhouse competitors as we work through implementing these initiatives. Our customers continue to be impacted by pressures on discretionary income and the landscape remains competitive as restaurant operators compete for fewer dining out occasions. To change the current traffic trends, we will need to execute on our initiatives and also prove our new value to customers we may have lost, as well as attract new customers. In the longer term, we remain confident that we are a growth concept. Our ability to open new restaurants with strong unit level returns and to have sustained revenue and margin growth in existing restaurants will support our long-term plan for sustainable growth.

Key Measurements

The key measures we use to evaluate our performance include:

Average unit volume.  Average unit volume represents the average sales for company-owned restaurants over a specified period of time. It is typically measured on a 52-week basis but may also be applied to other periods.  Average unit volume reflects total company-owned restaurant sales divided by total operating weeks, which is the aggregate number of weeks that company-owned restaurants are in operation over a specified period of time.

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

Presentation of Results

Our fiscal year ends on the Sunday closest to July 31.  Fiscal year 2014 is a 53 week year, while fiscal year 2013 was a 52 week year. Throughout this report all references to “Q2 2014” and “Q2 2013” relate to the thirteen week periods ended January 26, 2014 and January 27, 2013 and all references to “YTD 2014” and “YTD 2013” relate to the twenty-six weeks ended January 26, 2014 and January 27, 2013, respectively.

Results of Operations

Thirteen weeks ended January 26, 2014 (Q2 2014)

•	Comparable restaurant sales for Q2 2014 decreased 5.3%, average check increased by 2.9% and customer traffic decreased by 8.0% for company-owned restaurants.

•	Net loss increased $14.5 million from Q2 2013 to a loss of $9.0 million in Q2 2014.

•	Adjusted EBITDA decreased 33.2% from Q2 2013, or $4.9 million, to $9.8 million in Q2 2014.

•
Cash and cash equivalents increased by $12.6 million from July 28, 2013.  Primary uses include interest payments of $19.4 million and net capital expenditures of $6.8 million, which were funded by net borrowings on the Senior Secured Revolving Credit Facility of $20.0 million and cash flows from operations.

The following tables and discussion summarize key components of our operating results expressed as a dollar amount and as a percentage of total revenues or net sales.

	Thirteen weeks ended				Twenty-six weeks ended
(In thousands)	January 26, 2014		January 27, 2013		January 26, 2014		January 27, 2013
Statement of operations data:
Revenues:
Net sales	$153,061	99.7%	$160,567	99.7%	$300,084	99.7%	$310,825	99.7%
Franchise fees and royalties	528	0.3	526	0.3	1,035	0.3	1,038	0.3
Total revenues	153,589	100.0	161,093	100.0	301,119	100.0	311,863	100.0
Costs and expenses:
(As a percentage of net sales)
Restaurant operating costs:
Cost of goods sold	51,791	33.8	53,942	33.6	101,795	33.9	103,882	33.4
Labor and other related expenses	47,247	30.9	47,545	29.6	93,744	31.2	93,251	30.0
Occupancy costs	14,215	9.3	13,596	8.5	27,828	9.3	26,364	8.5
Other restaurant operating expenses	25,782	16.8	26,831	16.7	51,272	17.1	51,492	16.6
(As a percentage of total revenues)
Depreciation and amortization	4,961	3.2	5,102	3.2	10,132	3.4	10,414	3.3
Pre-opening expenses	20	—	763	0.5	26	—	1,674	0.5
General and administrative	7,540	4.9	6,722	4.2	14,723	4.9	14,043	4.5
Restaurant impairment and closing charges	488	0.3	701	0.4	1,805	0.6	701	0.2
Total costs and expenses	152,044	99.0	155,202	96.3	301,325	100.1	301,821	96.8
Operating income (loss)	1,545	1.0	5,891	3.7	(206)	(0.1)	10,042	3.2
Interest expense, net	10,536	6.9	10,112	6.3	20,855	6.9	20,261	6.5
Loss before income taxes	(8,991)	(5.9)	(4,221)	(2.6)	(21,061)	(7.0)	(10,219)	(3.3)
Income tax benefit	—	—	(9,736)	(6.0)	—	—	(5,673)	(1.8)
Net (loss) income	$(8,991)	(5.9)%	$5,515	3.4%	$(21,061)	(7.0)%	$(4,546)	(1.5)%

Restaurant Unit Activity

	Company	Franchise	Total
Restaurants at July 28, 2013	233	26	259
Openings	—	—	—
Closures	—	—	—
Restaurants at January 26, 2014	233	26	259

Q2 2014 (13 weeks) Compared to Q2 2013 (13 weeks) and YTD 2014 (26 weeks) Compared to YTD 2013 (26 weeks)

TOTAL REVENUES

Net sales consist of food and beverage sales of company-owned restaurants and other miscellaneous income.  Net sales decreased by $7.5 million, or 4.7%, to $153.1 million in Q2 2014 compared to Q2 2013. Net sales decreased by $10.7 million, or 3.5%, to $300.1 million in YTD 2014 compared to YTD 2013.

The following table summarizes the period over period changes and key net sales drivers at company-owned restaurants for the periods presented:

	Thirteen weeks ended		Twenty-six weeks ended
	January 26, 2014	January 27, 2013	January 26, 2014	January 27, 2013
Company-owned restaurants:
Increase in restaurant operating weeks	2.9%	6.9%	3.6%	7.8%
Decrease in average unit volume	(7.6)%	(4.5)%	(7.1)%	(4.4)%
Total (decrease) increase in restaurant sales	(4.7)%	2.4%	(3.5)%	3.4%

Comparable restaurants	219	201	215	196
Change in comparable restaurant sales	(5.3)%	(2.6)%	(5.2)%	(2.5)%
Restaurant operating weeks	3,029	2,944	6,058	5,847
Average check	$14.02	$13.58	$13.90	$13.55

The increases in restaurant operating weeks for the periods presented above were due to the opening of new restaurants in the prior year.  The decreases in average unit volume were primarily driven by customer traffic declines in both our comparable restaurant base and our newer restaurants. We believe that severe winter weather negatively impacted our comparable restaurant sales by approximately 2.0% for Q2 2014, although it is difficult to measure the total weather impact given the indirect influence that the threat of weather can have on customer traffic. For our comparable restaurants, the decrease in customer traffic was 8.0% and 7.2% in Q2 2014 and YTD 2014, respectively.  Also impacting comparable restaurant sales was an increase in average check of 2.9% and 2.1% in Q2 2014 and YTD 2014, respectively.  The increase in average check was favorably impacted by a favorable shift in menu mix, increased menu pricing of less than one percent in each of Q2 2014 and YTD 2014, respectively, and improved liquor, beer and wine sales.

Franchise fees and royalties, for our two franchisees that operate 26 restaurants, remained relatively consistent for the periods presented.

TOTAL COSTS AND EXPENSES

Total costs and expenses decreased $3.2 million, or 2.0%, to $152.0 million in Q2 2014 compared to Q2 2013 and decreased $0.5 million, or 0.2%, to $301.3 million in YTD 2014 compared to YTD 2013.  As a percent of total revenues, total costs and expenses in Q2 2014 were 99.0%, which increased from 96.3% in Q2 2013 and 100.1% in YTD 2014, which increased from 96.8% in YTD 2013.  The primary drivers of the fluctuations in total costs and expenses are as follows:

Cost of goods sold

Cost of goods sold consists of food and beverage costs, along with related purchasing and distribution costs.  Cost of goods sold, as a percentage of net sales, increased to 33.8% in Q2 2014 from 33.6% in Q2 2013 and increased to 33.9% in YTD 2014 from 33.4% in YTD 2013.  The increases in Q2 2014 and YTD 2014 over the prior year periods were due to commodity inflation partially offset by less discounting, increased menu pricing and a higher margin in liquor, beer and wine sales.  Commodity inflation was 2.9% in Q2 2014 and 3.5% in YTD 2014.

Labor and other related expenses

Labor and other related expenses consists of all restaurant management and hourly labor costs, including salaries, wages, benefits, bonuses and other indirect labor costs.  Labor and other related expenses, as a percentage of net sales, increased to 30.9% in Q2 2014 from 29.6% in Q2 2013 and increased to 31.2% in YTD 2014 from 30.0% in YTD 2013.  The primary drivers of the increase in Q2 2014 compared to Q2 2013 and YTD 2014 compared to YTD 2013 are lost sales leverage on fixed labor components and an increase in employee benefit claims.

Occupancy costs

Occupancy costs include rent, common area maintenance, property taxes, licenses and other related fees.  Occupancy costs, as a percentage of net sales, increased to 9.3% in Q2 2014 from 8.5% in Q2 2013 and increased to 9.3% in YTD 2014 from 8.5% in YTD 2013.  The increases were driven primarily by lost sales leverage due to the fixed nature of these costs.

Other restaurant operating expenses

Other restaurant operating expenses include all restaurant-level operating costs, the major components of which are operating supplies, utilities, repairs and maintenance, advertising, general liability and credit card fees.  Other restaurant operating expenses, as a percentage of net sales, increased to 16.8% in Q2 2014 from 16.7% in Q2 2013 and increased to 17.1% in YTD 2014 from 16.6% in YTD 2013.  The increase in Q2 2014 compared to Q2 2013 resulted from an increase in utilities expense and other fixed maintenance charges due to lost sales leverage offset by a decrease in general liability insurance reserves and advertising expense. The increase in YTD 2014 compared to YTD 2013 resulted from an increase in utilities expense, other fixed maintenance charges due to lost sales leverage, the loss on disposal of assets due to facility improvements in the current period and incremental costs of a new uniform roll-out to all restaurants, partially offset by a decline in general liability insurance reserves.

Depreciation and amortization

Depreciation and amortization includes the depreciation of fixed assets and capitalized leasehold improvements and the amortization of intangible assets.  Depreciation and amortization, as a percentage of total revenues, remained consistent at 3.2% in Q2 2014 and in Q2 2013 and increased to 3.4% in YTD 2014 from 3.3% in YTD 2013, which includes lost sales leverage due to the fixed nature of these costs offset by the reduced number of new restaurant openings.

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

General and administrative

General and administrative expenses are comprised of expenses associated with corporate and administrative functions that support restaurant operations and development.  General and administrative expenses, as a percentage of total revenues, increased to 4.9% in Q2 2014 from 4.2% in Q2 2013 and increased to 4.9% in YTD 2014 from 4.5% in YTD 2013. Q2 2014 included increased stock option expense as well as incremental training and other costs related to ongoing initiatives. YTD 2014 included a reduction in termination benefits for our prior Chief Executive Officer per the terms of his employment agreement offset by incremental charges related to testing our new brand revitalization initiatives and increased professional fees related to Step 2 of the goodwill impairment test for fiscal year 2013 completed in Q1 2014.

Restaurant impairment and closing charges

Restaurant impairment and closing charges include long-lived asset impairment charges and restaurant closing charges.  In Q2 2014, we recorded $0.5 million of restaurant impairment charges related to the impairment of two restaurants and additional asset expenditures with respect to restaurants that had been previously impaired. Additionally, restaurant impairment charges in the prior quarter resulted in a total charge in YTD 2014 of $1.8 million. In YTD 2013, we recorded $0.7 million of restaurant impairment charges related to the impairment of two restaurants and additional asset expenditures with respect to restaurants that had been previously impaired.

INTEREST EXPENSE, NET

Interest expense, net consists primarily of interest expense related to our debt, net of interest income, see the “Liquidity and Capital Resources” section for further detail.  Interest expense, net increased to $10.5 million in Q2 2014 from $10.1 million in Q2 2013 and increased to $20.9 million in YTD 2014 from $20.3 million in YTD 2013 due to less capitalized interest from the reduction in the number of new restaurant openings.

INCOME TAX EXPENSE

In fiscal year 2013, we recorded a valuation allowance for all deferred tax assets in the amount of $8.6 million. The valuation allowance was increased in YTD 2014 by the amount of income tax benefit that would have otherwise been recorded. Excluding the valuation allowance, the effective tax rate ("ETR") for YTD 2014 was 47.2% which was impacted by the reverse effect of wage based credits on a pre-tax loss. The ETR for YTD 2013 was 55.5% and includes the magnified effect of wage based credits on low pre-tax income. In addition, as our ETR is highly sensitive to estimates of income or loss due to relatively low pre-tax income (loss) and significant wage based credits, beginning in the second quarter of fiscal year 2013 we adopted the method of using the actual year-to-date rate as of each interim period, as we believe that this provides the best estimate of our year-to-date income tax expense.

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

	Thirteen weeks ended		Twenty-six weeks ended
(In thousands)	January 26, 2014	January 27, 2013	January 26, 2014	January 27, 2013
Net (loss) income	$(8,991)	$5,515	$(21,061)	$(4,546)
Interest expense, net	10,536	10,112	20,855	20,261
Income tax benefit	—	(9,736)	—	(5,673)
Depreciation and amortization	4,961	5,102	10,132	10,414
EBITDA	6,506	10,993	9,926	20,456
Adjustments
Sponsor management fees(a)	250	250	500	500
Non-cash asset write-offs:
Restaurant impairment(b)	488	701	1,805	701
Loss on disposal of property and equipment(c)	566	393	1,064	531
Restructuring costs(d)	11	—	(449)	167
Pre-opening expenses (excluding rent)(e)	5	637	7	1,392
Losses on sales of property(f)	—	12	4	13
Non-cash rent adjustment(g)	1,500	1,416	2,301	2,381
Costs related to the Transactions(h)	—	—	—	20
Non-cash stock-based compensation(i)	460	255	856	473
Other adjustments(j)	16	6	483	90
Adjusted EBITDA	9,802	14,663	16,497	26,724
Cash rent expense(k)	10,357	9,906	20,777	19,621
Adjusted EBITDAR	$20,159	$24,569	$37,274	$46,345

(a)	Sponsor management fees consist of fees payable to the Kelso Affiliates under an advisory agreement.

(b)	Restaurant impairment charges were recorded in connection with the determination that the carrying value of certain of our restaurants exceeded their estimated fair value.

(c)	Loss on disposal of property and equipment consists of the loss on disposal or retirement of assets that are not fully depreciated.

(d)	Restructuring costs include severance, hiring replacement costs and other related charges, including the reversal of any such charges.

(e)	Pre-opening expenses (excluding rent) include expenses directly associated with the opening of a new restaurant.

(f)	We recognize losses in connection with the sale and leaseback of restaurants when the fair value of the property being sold is less than the undepreciated cost of the property.

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

Our Q2 2014 Adjusted EBITDA was $9.8 million, a decrease of 33.2%, compared to Adjusted EBITDA of $14.7 million in Q2 2013. Our YTD 2014 Adjusted EBITDA was $16.5 million, a decrease of 38.3%, compared to Adjusted EBITDA of $26.7 million in YTD 2013.  The decrease in Adjusted EBITDA for Q2 2014 compared to Q2 2013 and YTD 2014 compared to YTD 2013 was primarily driven by a decline in comparable restaurant sales and the resulting loss of sales leverage on fixed costs, as well as increased commodity inflation.

Liquidity and Capital Resources

Summary

Our primary requirements for liquidity and capital are new restaurant development and debt service requirements.  Historically, our primary sources of liquidity and capital resources have been net cash provided from operating activities and operating lease financing.  Based on our current restaurant development plans, we anticipate that our cash position, our expected cash flows from operations and availability under the Senior Secured Revolving Credit Facility will be sufficient to finance our planned capital expenditures, operating activities and debt service requirements. However, our ability to fund future operating expenses and capital expenditures and our ability to make scheduled payments of interest on, to pay principal of or to refinance our indebtedness and to satisfy any other of our present or future debt obligations will depend on our future operating performance which will be affected by general economic, financial and other factors beyond our control.  As of January 26, 2014, we had $36.4 million of cash and cash equivalents.

Consistent with many other restaurant and retail chain store operations, we utilize operating lease arrangements and sale and leaseback arrangements and believe that these financing methods provide a useful source of capital in a financially efficient manner.

As part of the Transactions, we entered into the Senior Secured Revolving Credit Facility, which provides for up to $30.0 million of borrowings. The Senior Secured Revolving Credit Facility is available to fund working capital and for general corporate purposes. As of January 26, 2014, we had $20.0 million of borrowings drawn on the Senior Secured Revolving Credit Facility and $3.2 million of undrawn outstanding letters of credit resulting in available credit of $6.8 million. Subsequent to January 26, 2014, we repaid $10.0 million of the outstanding borrowings on the Senior Secured Revolving Credit Facility.

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

The Senior Secured Revolving Credit Facility and the Indenture that governs the Senior Secured Notes contain financial and operating covenants.  The non-financial covenants include prohibitions on our ability to incur certain additional indebtedness or to pay dividends.  Additionally, the Indenture subjects us to the reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, as a non-accelerated filer, even if we are not specifically required to comply with such sections otherwise.  Failure to comply with these covenants constitutes a default and may lead to the acceleration of the principal amount and accrued and unpaid interest on the Senior Secured Notes. Effective January 24, 2014, we executed an amendment to the Senior Secured Revolving Credit Facility which included: removing the previous consolidated leverage and consolidated interest coverage covenants; adding a consolidated first lien leverage covenant and amending the maximum capital expenditure limit in each of the remaining years. The terms of the amendment also included an increase in the applicable margin for borrowings; payment of a consent fee and a requirement to provide monthly unaudited preliminary financial statements to the lenders under the Senior Secured Revolving Credit Facility. For the period ended January 26, 2014, our first lien leverage ratio was 0.10 times Consolidated EBITDA, compared to our maximum allowable first lien leverage ratio of 0.75 times.  As of January 26, 2014, we were in compliance with all material covenants.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities:

	Twenty-six weeks ended
(In thousands)	January 26, 2014	January 27, 2013
Total cash (used in) provided by:
Operating activities	$(572)	$3,527
Investing activities	(6,786)	(11,118)
Financing activities	20,000	—
Increase (decrease) in cash and cash equivalents	$12,642	$(7,591)

Operating activities

Cash flows from operating activities in YTD 2014 and YTD 2013 were impacted by $19.4 million and $19.0 million, respectively, of cash paid for interest, offset by cash flows generated from operations.  Additionally, the two periods were impacted by declining revenues, restaurant margins and working capital changes.

We had negative working capital of $12.7 million and $24.4 million at January 26, 2014 and January 27, 2013, respectively.  Like many other restaurant companies, we are able, and expect to operate with negative working capital.  Restaurant operations do not require significant inventories and substantially all sales are for cash or paid by third-party credit cards.

Investing activities

Cash used in investing activities primarily represents capital expenditures for new restaurant growth and ongoing capital expenditures for restaurant maintenance.  Net capital expenditures decreased to $6.8 million in YTD 2014 from $11.1 million in YTD 2013.  The decrease was due to fewer new restaurant openings planned in the current year and timing of new restaurants under construction.  During YTD 2013, capital expenditures were offset by proceeds from sale and leaseback transactions of $5.0 million.

Financing activities

Cash provided by financing activities includes draws on the Senior Secured Revolving Credit Facility during YTD 2014 and YTD 2013 of $24.5 million and $12.6 million, respectively, and repayments of $4.5 million and $12.6 million, respectively.  The increase in borrowings was to fund, as needed, initiatives centered around rebuilding traffic and EBITDA.

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

Four food categories (beef, produce, seafood and chicken) account for the largest share of our cost of goods sold (at 33%, 10%, 8% and 8%, respectively, in the twenty-six weeks ended January 26, 2014).  Other categories affected by commodity price fluctuations, such as pork, cheese and dairy, may each account for 4-6%, individually, of our purchases.  With respect to our commodity outlook for fiscal year 2014, we have fixed price contracts on approximately 40% of our commodity needs.  We expect commodity inflation to be approximately 2% for fiscal year 2014.  We will continue to monitor the commodity markets and may enter into additional fixed price contracts depending on market conditions.

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

Our restaurants are also impacted by changes in fuel prices.  Our third party distributor charges us for the diesel fuel used to deliver inventory to our restaurants.  In the third quarter of fiscal year 2013, we substantially amended a forward contract through July 31, 2014 to procure certain amounts of diesel fuel from our third party distributor at set prices in order to mitigate our exposure to unpredictable fuel prices.  The effect of the fuel derivative instrument was immaterial to our unaudited condensed consolidated financial statements for the twenty-six weeks ended January 26, 2014.

Interest rate risk

We are subject to interest rate risk in connection with borrowings under the Senior Secured Revolving Credit Facility, which bears interest at variable rates.  As of January 26, 2014, we had outstanding borrowings of $20.0 million on our Senior Secured Revolving Credit Facility.  Accordingly, we will be exposed to interest rate fluctuations on the balance outstanding until repayment. Based on our current outstanding borrowings, a hypothetical one percentage point change in the interest rates used to calculate our interest expense on the Senior Secured Revolving Credit Facility would result in an increase in our annual interest expense of approximately $0.2 million. There is no interest rate risk associated with our Senior Secured Notes, as the interest rate is fixed at 10.75% per annum.

ITEM 4—CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of January 26, 2014.

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

4.6	Form of 10.75% Senior Secured Note due 2017 (included in Exhibit 4.5 hereto).*
10.1	Amendment No. 3, dated as of January 24, 2014, among Logan’s Roadhouse, Inc., LRI Holdings, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent and the lenders a party thereto**
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following unaudited financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended January 26, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholder’s Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.***

*	Filed previously by the Company as an exhibit to Registration Statement on Form S-4 (File No. 333-173579) filed on April 18, 2011 and incorporated herein by reference.
**	Filed previously by the Company as Exhibit 10.1 to the Current Report on Form 8-K filed on January 30, 2014 and incorporated herein by reference.
***	Furnished electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

LRI Holdings, Inc.

Date:	March 11, 2014	By:	/s/ Amy L. Bertauski
Amy L. Bertauski
Chief Financial Officer, Treasurer and Secretary
(Duly Authorized Officer)

Date:	March 11, 2014	By:	/s/ Nicole A. Williams
Nicole A. Williams
Vice President - Controller
(Principal Accounting Officer)