Form 10-Q
period 2014-04-27
LRI HOLDINGS, INC.
filed 2014-06-10
CIK 1383875

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 27, 2014
- or -
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

As of June 10, 2014, the registrant has 1 Common Unit, $0.01 par value, outstanding (which is owned by Roadhouse Parent Inc., the registrant’s direct owner), and is not publicly traded.

LRI HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q
QUARTERLY PERIOD ENDED APRIL 27, 2014

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

LRI Holdings, Inc.
Condensed Consolidated Balance Sheets

(In thousands, except share data)	April 27, 2014	July 28, 2013
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$3,493	$23,708
Receivables	9,609	9,583
Inventories	14,203	12,887
Prepaid expenses and other current assets	5,742	4,337
Income taxes receivable	729	432
Total current assets	33,776	50,947
Property and equipment, net	216,978	223,724
Other assets	14,022	16,085
Goodwill	192,590	192,590
Tradename	71,694	71,694
Other intangible assets, net	17,710	19,272
Total assets	$546,770	$574,312
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable	$18,546	$18,770
Payable to RHI	2,362	1,118
Other current liabilities and accrued expenses	43,791	52,383
Total current liabilities	64,699	72,271
Long-term debt	355,500	355,000
Deferred income taxes	27,745	27,745
Other long-term obligations	45,968	43,649
Total liabilities	493,912	498,665
Commitments and contingencies (Note 6)	—	—
Stockholder’s equity:
Common stock ($0.01 par value; 100 shares authorized; 1 share issued and outstanding)	—	—
Additional paid-in capital	230,000	230,000
Retained deficit	(177,142)	(154,353)
Total stockholder’s equity	52,858	75,647
Total liabilities and stockholder’s equity	$546,770	$574,312

See accompanying notes to the condensed consolidated financial statements.

LRI Holdings, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
(In thousands)	April 27, 2014	April 28, 2013	April 27, 2014	April 28, 2013
Revenues:
Net sales	$169,126	$174,924	$469,210	$485,749
Franchise fees and royalties	582	577	1,617	1,615
Total revenues	169,708	175,501	470,827	487,364
Costs and expenses:
Restaurant operating costs:
Cost of goods sold	57,716	59,656	159,511	163,538
Labor and other related expenses	49,887	50,246	143,631	143,497
Occupancy costs	13,675	13,095	41,503	39,459
Other restaurant operating expenses	25,389	26,388	76,661	77,880
Depreciation and amortization	5,039	5,265	15,171	15,679
Pre-opening expenses	255	849	281	2,523
General and administrative	8,685	9,053	23,408	23,096
Restaurant impairment and closing charges	238	2,442	2,043	3,143
Total costs and expenses	160,884	166,994	462,209	468,815
Operating income	8,824	8,507	8,618	18,549
Interest expense, net	10,552	10,371	31,407	30,632
Loss before income taxes	(1,728)	(1,864)	(22,789)	(12,083)
Income tax benefit	—	(2,379)	—	(8,052)
Net (loss) income	$(1,728)	$515	$(22,789)	$(4,031)

See accompanying notes to the condensed consolidated financial statements.

LRI Holdings, Inc.
Condensed Consolidated Statements of Stockholder’s Equity
(unaudited)

	Common		Additional paid-in capital	Retained deficit	Total stockholder's equity
(In thousands, except share data)	Shares	Amount
Balances at July 29, 2012	1	$—	$230,000	$(45,948)	$184,052
Net loss	—	—	—	(4,031)	(4,031)
Balances at April 28, 2013	1	$—	$230,000	$(49,979)	$180,021

Balances at July 28, 2013	1	$—	$230,000	$(154,353)	$75,647
Net loss	—	—	—	(22,789)	(22,789)
Balances at April 27, 2014	1	$—	$230,000	$(177,142)	$52,858

See accompanying notes to the condensed consolidated financial statements.

LRI Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Thirty-nine weeks ended
(In thousands)	April 27, 2014	April 28, 2013
Cash flows from operating activities:
Net loss	$(22,789)	$(4,031)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,171	15,679
Other amortization	1,574	1,375
Loss on sale/disposal of property and equipment	1,533	1,410
Amortization of deferred gain on sale and leaseback transactions	(37)	(30)
Impairment charges for long-lived assets	2,043	3,143
Share-based compensation expense	1,354	714
Deferred income taxes	—	(266)
Changes in operating assets and liabilities:
Receivables	(26)	(1,520)
Inventories	(1,509)	(553)
Prepaid expenses and other current assets	(1,405)	(661)
Other non-current assets and intangibles	3	41
Accounts payable	(360)	(2,357)
Payable to RHI	(110)	(23)
Income taxes payable/receivable	(297)	(4,301)
Other current liabilities and accrued expenses	(8,592)	(15,236)
Other long-term obligations	3,255	3,514
Net cash used in operating activities	(10,192)	(3,102)
Cash flows from investing activities:
Purchase of property and equipment	(10,523)	(22,574)
Proceeds from sale and leaseback transactions, net of expenses	—	10,097
Net cash used in investing activities	(10,523)	(12,477)
Cash flows from financing activities:
Payments on revolving credit facility	(24,500)	(12,600)
Borrowings on revolving credit facility	25,000	12,600
Net cash provided by financing activities	500	—
Decrease in cash and cash equivalents	(20,215)	(15,579)
Cash and cash equivalents, beginning of period	23,708	21,732
Cash and cash equivalents, end of period	$3,493	$6,153

See accompanying notes to the condensed consolidated financial statements.

LRI Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share data)
(unaudited)

1. Basis of Presentation and Recent Accounting Pronouncements

LRI Holdings, Inc. (“LRI Holdings”) and its subsidiaries (collectively the “Company”, “we”, “our” or “us”) are engaged in the operation and development of the Logan’s Roadhouse restaurant chain.  As of April 27, 2014, our restaurants operate in 23 states and are comprised of 234 company-owned restaurants and 26 franchised restaurants.  LRI Holdings operates its business as one operating and one reportable segment.  The Company operates on a 52 or 53-week fiscal year ending on the Sunday nearest to July 31. The fiscal year ended July 28, 2013 was comprised of 52 weeks. The fiscal year ending August 3, 2014 will be comprised of 53 weeks.

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

Interim financial statements

We have prepared these condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature.  Operating results for the thirteen week quarter and thirty-nine weeks ended April 27, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending August 3, 2014.  These statements should be read in conjunction with the consolidated financial statements and related notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 28, 2013 (the "Form 10-K").  The accounting policies used in preparing these condensed consolidated financial statements are the same as those described in the Form 10-K.

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), an amendment to the FASB Accounting Standards Codification. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update is effective for annual periods and interim periods within those periods beginning after December 15, 2016, which will require us to adopt these provisions in the first quarter of fiscal year 2018. The Company is currently evaluating the impact the guidance will have on our consolidated financial statements.

In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update 2013-11, Income Taxes (Topic 740), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The objective of this update is to eliminate the diversity in practice in the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. Under this guidance, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except in certain circumstances. This update does not require any new recurring disclosures and is effective for annual periods and interim periods within those periods beginning after December 15, 2013, which will require us to adopt these provisions in the first quarter of fiscal year 2015. The Company does not believe adoption of this guidance will have a material impact on our consolidated financial statements.

2. Long-Term Debt

Long-term debt obligations at April 27, 2014 and July 28, 2013, consist of the following:

	April 27, 2014	July 28, 2013
Senior Secured Notes, bearing interest at 10.75%	$355,000	$355,000
Senior Secured Revolving Credit Facility	500	—
	355,500	355,000
Less: current maturities	—	—
Long-term debt, less current maturities	$355,500	$355,000

Senior Secured Revolving Credit Facility, as amended

In connection with the Transactions, Logan’s Roadhouse, Inc., a wholly owned subsidiary of LRI Holdings, entered into the Senior Secured Revolving Credit Facility which provides a $30.0 million revolving credit facility with a maturity date of October 4, 2015. The Senior Secured Revolving Credit Facility includes a $12.0 million letter of credit sub-facility and a $5.0 million swingline sub-facility. As of April 27, 2014, the Company had borrowings of $0.5 million drawn on the Senior Secured Revolving Credit Facility and $3.2 million of undrawn outstanding letters of credit resulting in available credit of $26.3 million.

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

Subsequent to October 15, 2013, Logan’s Roadhouse, Inc. may redeem all or part of the Senior Secured Notes at redemption prices (expressed as a percentage of principal amount) ranging from 108.1% to 100.0%, plus accrued and unpaid interest. As of April 27, 2014, no portion of the Senior Secured Notes has been redeemed.

The Senior Secured Revolving Credit Facility and the Indenture that governs the Senior Secured Notes contain significant financial and operating covenants.  The non-financial covenants include prohibitions on the Company and the Company’s guarantor subsidiaries’ ability to incur certain additional indebtedness or to pay dividends. Additionally, the Indenture subjects the Company to the reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as a non−accelerated filer, even if the Company is not specifically required to comply with such sections of the Exchange Act.  Failure to comply with these covenants constitutes a default and may lead to the acceleration of the principal amount and accrued but unpaid interest on the Senior Secured Notes. On January 24, 2014 the Company executed an amendment to the Senior Secured Revolving Credit Facility which included: removing the previous consolidated leverage and consolidated interest coverage covenants; adding a consolidated first lien leverage covenant and amending the maximum capital expenditure limit in each of the remaining years. The terms of the amendment also included an increase in the applicable margin for borrowings; payment of a consent fee and a requirement to provide monthly unaudited preliminary financial statements to the lenders under the Senior Secured Revolving Credit Facility.  As of April 27, 2014, the Company was in compliance with all material covenants.

Debt issuance costs

The Company incurred $19.2 million of debt issuance costs in connection with obtaining the financings described above.  These costs were capitalized and will be amortized to interest expense over the lives of the respective debt instruments.

3. Goodwill and Tradename

Goodwill and tradename are indefinite-lived assets and are not subject to amortization, but are subject to impairment testing annually or more frequently if indicators of impairment exist. The goodwill impairment test involves a two-step process. The first step is a comparison of the fair value of the reporting unit to its carrying value. The Company primarily uses the income approach method of valuation which includes discounted cash flows and the market approach method, which estimates fair value by applying cash flow and sales multiples to the Company’s operating performance to determine the fair value. The multiples are derived from comparable publicly traded companies with similar operating and investment characteristics of the Company. Significant assumptions in the valuation include new unit growth, future trends in sales, profitability, changes in working capital along with an appropriate discount rate.

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

In the third quarter of fiscal year 2014, as a result of lowered new unit growth projections, the Company recognized the existence of impairment indicators requiring an interim goodwill impairment test. The Company updated its cash flow projections and related assumptions, performed step one of the goodwill impairment test and determined the fair value of its reporting unit exceeded the carrying value. Therefore, step two of the impairment test was not required and goodwill was not impaired. The Company also performed impairment testing on the indefinite-lived tradename and determined that its fair value exceeded the carrying value and no impairment was recorded. As a result of the annual impairment test in fiscal year 2013, the Company recorded a goodwill impairment charge of $91.5 million. The determination of fair value requires judgment and involves significant estimates and assumptions about the expected future cash flows and the impact of market conditions on those assumptions. Future events including changing market conditions, worsening sales trends, or further reductions in new unit growth, among others, may lead the Company to reevaluate its assumptions in future periods and may result in future impairment charges.

4. Restaurant Impairment and Closing Charges

The Company performs long-lived asset impairment analyses throughout the year.  During the thirteen and thirty-nine weeks ended April 27, 2014, the Company wrote-off additional asset expenditures with respect to restaurants that had been previously impaired. During the thirty-nine weeks ended April 27, 2014, the Company determined four additional restaurants had carrying amounts in excess of their fair values.  During the thirteen weeks ended April 28, 2013, the Company determined that five restaurants had carrying amounts in excess of their fair values for a total of seven impaired restaurants for the thirty-nine weeks ended April 28, 2013, and also wrote-off additional asset expenditures with respect to restaurants that had been fully impaired in previous years. The assessments compared the carrying amounts of each restaurant to the estimated future undiscounted net cash flows of that restaurant and an impairment charge was recorded based on the amount by which the carrying amount of the assets exceeded their fair value.  Fair value was determined based on an assessment of individual site characteristics and local real estate market conditions along with estimates of future cash flows.  Restaurant impairment charges were recorded as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
	April 27, 2014	April 28, 2013	April 27, 2014	April 28, 2013
Restaurant impairment charges	$238	$2,442	$2,043	$3,143

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

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of April 27, 2014 and July 28, 2013:

	Level	April 27, 2014	July 28, 2013
Deferred compensation plan assets(1)	1	$1,879	$1,939

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

The carrying value of the Senior Secured Notes as of April 27, 2014 and July 28, 2013 was $355.0 million.  The fair value of the Senior Secured Notes as of April 27, 2014 and July 28, 2013 was $273.4 million and $337.3 million, respectively.  The fair value of the Company’s publicly traded debt is based on quoted market prices which are considered a Level 1 input.  The estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the thirteen weeks ended April 27, 2014, the Company completed an interim impairment test of goodwill and its indefinite-lived tradename due to lowered new restaurant growth projections. The Company determined that the fair value of its goodwill and the indefinite-lived tradename were greater than the carrying values. The fair values were determined using assumptions of projected new unit growth, future trends in sales, profitability, changes in working capital along with appropriate discount and royalty rates. The majority of the inputs are unobservable and thus are considered to be Level 3 inputs. During fiscal year 2013, the Company determined the fair value of goodwill to be $192.6 million which required an impairment charge of $91.5 million. See Note 3 for further information regarding the impairment of goodwill and the indefinite-lived tradename. During the thirty-nine weeks ended April 27, 2014, the Company determined that four restaurants required impairment.  The fair value of the restaurants was calculated using a cash flow model which included estimates for projected revenues, earnings and cash flows.  The Company has determined that the majority of the inputs used to value its long-lived assets held and used are unobservable inputs, and thus, are considered Level 3 inputs.  See Note 4 for further information on the impairment of these long-lived assets.

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

Guarantees

LRI Holdings has fully and unconditionally guaranteed both the Senior Secured Revolving Credit Facility and the Senior Secured Notes.

Indemnifications

The Company is party to certain indemnifications to third parties in the ordinary course of business. The probability of incurring an actual liability under such indemnifications is sufficiently remote, thus no liability has been recorded.

7. Share-Based Awards and Compensation Plans

On January 18, 2011, RHI adopted the Roadhouse Holding Inc. Stock Incentive Plan (the “2011 Plan”), pursuant to which options to purchase approximately 13%, or 345,000 shares, of the common stock of RHI on a fully diluted basis were available for grant to our directors, officers and key employees.  Approximately 95% of the total initial option pool was awarded on March 1, 2011.  On March 8, 2013, the 2011 Plan was amended to increase the number of shares authorized to 400,000 shares.  On April 21, 2014, the 2011 Plan was amended to allow for the grant of stock options to independent contractors of RHI or any subsidiary. As of April 27, 2014, due to forfeitures and subsequent grants, approximately 9% of the option pool remains available for future grants.  Options granted under the 2011 Plan expire on the ten-year anniversary of the grant date.

A portion of the stock options granted under the 2011 Plan are subject to time-based vesting and a portion are performance-based.  Compensation expense for the time-based options is recognized over the requisite service period for the award.  Upon a change in control of RHI, all time-based options will fully vest.  Performance-based options do not become exercisable unless and until the Kelso Affiliates, in connection with certain change in control transactions (i) receive proceeds equal to or in excess of 1.75 times their initial investment and (ii) achieve an internal rate of return ("IRR") on their initial investment, compounded annually, of at least 10%.  The Company recognizes compensation expense for performance-based options when the achievement of the performance goals is deemed to be probable.

The following table summarizes stock option activity under the 2011 Plan for the thirty-nine weeks ended April 27, 2014:

	Time-based options		Performance-based options
	Number	Weighted average exercise price	Number	Weighted average exercise price
Options outstanding as of July 28, 2013	191,728	$92.02	143,492	$100.00
Granted	29,232	61.42	28,468	64.60
Exercised	—	—	—	—
Forfeited	(10,195)	98.67	(20,395)	98.67
Options outstanding as of April 27, 2014	210,765	$87.45	151,565	$93.53
As of April 27, 2014
Options vested	62,222		—
Options exercisable	62,222		—

8. Income Taxes

The Company routinely assesses whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment. Based upon the Company’s level of historical taxable income and projections for future taxable income over the periods that the deferred tax assets are expected to be deductible, the Company recorded a valuation allowance of $8.6 million as of July 28, 2013. The valuation allowance was increased in the thirty-nine weeks ended April 27, 2014 by the amount of income tax benefit that would have otherwise been recorded. Excluding the valuation allowance, the effective tax rate ("ETR") for the thirty-nine weeks ended April 27, 2014 was 50.9% which was impacted by the reverse effect of wage based credits on a pre-tax loss. The ETR for the thirty-nine weeks ended April 28, 2013 was 66.6% and includes the magnified effect of wage based credits on low pre-tax income. In addition, as our ETR is highly sensitive to estimates of income or loss due to relatively low pre-tax income (loss) and significant wage based credits, beginning in the second quarter of fiscal year 2013 we adopted the method of using the actual year-to-date rate as of each interim period, as we believe that this provides the best estimate of our year-to-date income tax expense.

9. Related Party Transactions

In connection with the Transactions, Logan’s Roadhouse, Inc. entered into an advisory agreement with Kelso (the “Advisory Agreement”). Pursuant to the Advisory Agreement, Kelso provides the Company with financial advisory and management consulting services in return for annual fees of $1.0 million to be paid quarterly. During the first quarter of fiscal year 2014, the Advisory Agreement was amended to defer payments of the advisory fee beginning with the quarterly payment due on October 1, 2013. The advisory fee will accrue on a daily basis and become payable at Kelso's sole discretion. The accrued advisory fee as of April 27, 2014, included within other current liabilities and accrued expenses, was $0.6 million.

In fiscal year 2013, RHI incurred a liability to two former officers related to the repurchase of shares of RHI common stock. Pursuant to the Roadhouse Holding Inc. Stockholders Agreement, the Board of Directors elected to defer payment of the purchase price of the RHI shares previously held by those officers resulting in a liability of $2.2 million. Concurrent with the previous Chief Executive Officer's acceptance of new employment and forfeiture of partial termination benefits, the Board of Directors agreed to pay a portion of the liability equal to the amount of forfeited termination benefits on a monthly basis. After payment of approximately $0.1 million towards the share repurchase, the Board of Directors elected to defer any additional payments. All past and future payments related to these share repurchases are funded by LRI Holdings and create a receivable from RHI.

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

The condensed consolidating financial information of Logan’s Roadhouse, Inc. and the guarantors is presented below:

Condensed Consolidated Balance Sheets

April 27, 2014	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
ASSETS
Current assets	$—	$33,776	$—	$33,776
Property and equipment, net	—	216,978	—	216,978
Other assets	—	136,412	(122,390)	14,022
Investment in subsidiary	331,933	—	(331,933)	—
Goodwill	—	192,590	—	192,590
Tradename	—	71,694	—	71,694
Other intangible assets, net	—	17,710	—	17,710
Total assets	$331,933	$669,160	$(454,323)	$546,770
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities	$—	$64,699	$—	$64,699
Long-term debt	—	355,500	—	355,500
Deferred income taxes	—	27,745	—	27,745
Other long-term obligations	122,390	45,968	(122,390)	45,968
Stockholder’s equity	209,543	175,248	(331,933)	52,858
Total liabilities and stockholder’s equity	$331,933	$669,160	$(454,323)	$546,770
July 28, 2013	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
ASSETS
Current assets	$—	$50,947	$—	$50,947
Property and equipment, net	—	223,724	—	223,724
Other assets	1,528	135,363	(120,806)	16,085
Investment in subsidiary	330,512	—	(330,512)	—
Goodwill	—	192,590	—	192,590
Tradename	—	71,694	—	71,694
Other intangible assets, net	—	19,272	—	19,272
Total assets	$332,040	$693,590	$(451,318)	$574,312
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities	$—	$72,271	$—	$72,271
Long-term debt	—	355,000	—	355,000
Deferred income taxes	—	27,745	—	27,745
Other long-term obligations	120,806	43,649	(120,806)	43,649
Stockholder’s equity	211,234	194,925	(330,512)	75,647
Total liabilities and stockholder’s equity	$332,040	$693,590	$(451,318)	$574,312

Condensed Consolidated Statements of Operations

Thirteen weeks ended April 27, 2014	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
Total revenues	$—	$169,708	$—	$169,708
Total costs and expenses	36	160,848	—	160,884
Operating (loss) income	(36)	8,860	—	8,824
Interest expense, net	530	10,022	—	10,552
Loss before income taxes	(566)	(1,162)	—	(1,728)
Income tax benefit	—	—	—	—
Net loss	$(566)	$(1,162)	$—	$(1,728)
Thirteen weeks ended April 28, 2013	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
Total revenues	$—	$175,501	$—	$175,501
Total costs and expenses	77	166,917	—	166,994
Operating (loss) income	(77)	8,584	—	8,507
Interest expense, net	521	9,850	—	10,371
Loss before income taxes	(598)	(1,266)	—	(1,864)
Income tax benefit	(521)	(1,858)	—	(2,379)
Net (loss) income	$(77)	$592	$—	$515
Thirty-nine weeks ended April 27, 2014	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
Total revenues	$—	$470,827	$—	$470,827
Total costs and expenses	108	462,101	—	462,209
Operating (loss) income	(108)	8,726	—	8,618
Interest expense, net	1,583	29,824	—	31,407
Loss before income taxes	(1,691)	(21,098)	—	(22,789)
Income tax benefit	—	—	—	—
Net loss	$(1,691)	$(21,098)	$—	$(22,789)
Thirty-nine weeks ended April 28, 2013	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
Total revenues	$—	$487,364	$—	$487,364
Total costs and expenses	146	468,669	—	468,815
Operating (loss) income	(146)	18,695	—	18,549
Interest expense, net	1,556	29,076	—	30,632
Loss before income taxes	(1,702)	(10,381)	—	(12,083)
Income tax benefit	(1,134)	(6,918)	—	(8,052)
Net loss	$(568)	$(3,463)	$—	$(4,031)

Condensed Consolidated Statements of Cash Flows

Thirty-nine weeks ended April 27, 2014	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
Net cash used in operating activities	$(108)	$(10,084)	$—	$(10,192)
Net cash provided by (used in) investing activities	108	(10,631)	—	(10,523)
Net cash provided by financing activities	—	500	—	500
Decrease in cash and cash equivalents	—	(20,215)	—	(20,215)
Cash and cash equivalents, beginning of period	—	23,708	—	23,708
Cash and cash equivalents, end of period	$—	$3,493	$—	$3,493
Thirty-nine weeks ended April 28, 2013	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
Net cash provided by (used in) operating activities	$988	$(4,090)	$—	$(3,102)
Net cash used in investing activities	(988)	(11,489)	—	(12,477)
Net cash used in financing activities	—	—	—	—
Decrease in cash and cash equivalents	—	(15,579)	—	(15,579)
Cash and cash equivalents, beginning of period	—	21,732	—	21,732
Cash and cash equivalents, end of period	$—	$6,153	$—	$6,153

11. Supplemental Cash Flow Information

The following table presents supplemental cash flow information:

	Thirty-nine weeks ended
	April 27, 2014	April 28, 2013
Cash paid for:
Interest, excluding amounts capitalized	$38,729	$38,190
Income taxes	11	177

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

General

Logan’s Roadhouse is a full-service casual dining steakhouse offering specially seasoned aged steaks and sizzling southern-inspired dishes in a roadhouse atmosphere. Our restaurants have a relaxed, come-as-you-are environment where we encourage our customers to enjoy “bottomless buckets” of roasted in-shell peanuts and our made-from-scratch yeast rolls. Our entrée portions are generous and generally include a choice of two side items, all at affordable prices. We are committed to serving a variety of fresh food, from specially seasoned aged steaks to farm-fresh salads to our signature entrees. We believe the freshness and distinctive flavor profiles of our signature dishes, coupled with the variety of our menu, differentiates us from our competitors. Our restaurants, which are open for lunch and dinner seven days a week, serve a broad and diverse customer base. We opened our first restaurant in Lexington, Kentucky in 1991 and as of April 27, 2014 have grown to a total of 234 company-owned restaurants and 26 franchised restaurants located across 23 states.

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

Presentation of Results

Our fiscal year ends on the Sunday closest to July 31.  Fiscal year 2014 is a 53 week year, while fiscal year 2013 was a 52 week year. Throughout this report all references to “Q3 2014” and “Q3 2013” relate to the thirteen week periods ended April 27, 2014 and April 28, 2013, respectively, and all references to “YTD 2014” and “YTD 2013” relate to the thirty-nine weeks ended April 27, 2014 and April 28, 2013, respectively.

Results of Operations

Thirteen weeks ended April 27, 2014 (Q3 2014)

•
We opened one new restaurant, with a ground and building lease. Proceeds of $1.8 million related to the new restaurant opened in Q3 2014 were not received in the quarter but will be reimbursed upon completion of planned sale and leaseback transactions.

•	Comparable restaurant sales for Q3 2014 decreased 3.2%, average check increased by 3.9% and customer traffic decreased by 6.8% for company-owned restaurants.

•	Earnings decreased $2.2 million from net income of $0.5 million in Q3 2013 to a net loss of $1.7 million in Q3 2014.

•	Adjusted EBITDA decreased 19.4% from Q3 2013, or $4.1 million, to $17.2 million in Q3 2014.

•
Cash and cash equivalents decreased by $20.2 million from July 28, 2013.  Primary uses include interest payments of $38.7 million and gross capital expenditures of $10.5 million, which were funded by cash on hand and cash flows from operations. As of April 27, 2014, we had spent $1.9 million in capital expenditures that will be reimbursed upon completion of planned sale and leaseback transactions.

The following tables and discussion summarize key components of our operating results expressed as a dollar amount and as a percentage of total revenues or net sales.

	Thirteen weeks ended				Thirty-nine weeks ended
(In thousands)	April 27, 2014		April 28, 2013		April 27, 2014		April 28, 2013
Statement of operations data:
Revenues:
Net sales	$169,126	99.7%	$174,924	99.7%	$469,210	99.7%	$485,749	99.7%
Franchise fees and royalties	582	0.3	577	0.3	1,617	0.3	1,615	0.3
Total revenues	169,708	100.0	175,501	100.0	470,827	100.0	487,364	100.0
Costs and expenses:
(As a percentage of net sales)
Restaurant operating costs:
Cost of goods sold	57,716	34.1	59,656	34.1	159,511	34.0	163,538	33.7
Labor and other related expenses	49,887	29.5	50,246	28.7	143,631	30.6	143,497	29.5
Occupancy costs	13,675	8.1	13,095	7.5	41,503	8.8	39,459	8.1
Other restaurant operating expenses	25,389	15.0	26,388	15.1	76,661	16.3	77,880	16.0
(As a percentage of total revenues)
Depreciation and amortization	5,039	3.0	5,265	3.0	15,171	3.2	15,679	3.2
Pre-opening expenses	255	0.2	849	0.5	281	0.1	2,523	0.5
General and administrative	8,685	5.1	9,053	5.2	23,408	5.0	23,096	4.7
Restaurant impairment and closing charges	238	0.1	2,442	1.4	2,043	0.4	3,143	0.6
Total costs and expenses	160,884	94.8	166,994	95.2	462,209	98.2	468,815	96.2
Operating income	8,824	5.2	8,507	4.8	8,618	1.8	18,549	3.8
Interest expense, net	10,552	6.2	10,371	5.9	31,407	6.7	30,632	6.3
Loss before income taxes	(1,728)	(1.0)	(1,864)	(1.1)	(22,789)	(4.8)	(12,083)	(2.5)
Income tax benefit	—	—	(2,379)	(1.4)	—	—	(8,052)	(1.7)
Net (loss) income	$(1,728)	(1.0)%	$515	0.3%	$(22,789)	(4.8)%	$(4,031)	(0.8)%

Restaurant Unit Activity

	Company	Franchise	Total
Restaurants at July 28, 2013	233	26	259
Openings	1	—	1
Closures	—	—	—
Restaurants at April 27, 2014	234	26	260

Q3 2014 (13 weeks) Compared to Q3 2013 (13 weeks) and YTD 2014 (39 weeks) Compared to YTD 2013 (39 weeks)

TOTAL REVENUES

Net sales consist of food and beverage sales of company-owned restaurants and other miscellaneous income.  Net sales decreased by $5.8 million, or 3.3%, to $169.1 million in Q3 2014 compared to Q3 2013. Net sales decreased by $16.5 million, or 3.4%, to $469.2 million in YTD 2014 compared to YTD 2013.

The following table summarizes the period over period changes and key net sales drivers at company-owned restaurants for the periods presented:

	Thirteen weeks ended		Thirty-nine weeks ended
	April 27, 2014	April 28, 2013	April 27, 2014	April 28, 2013
Company-owned restaurants:
Increase in restaurant operating weeks	1.4%	5.7%	2.9%	7.1%
Decrease in average unit volume	(4.7)%	(2.6)%	(6.3)%	(3.8)%
Total (decrease) increase in restaurant sales	(3.3)%	3.1%	(3.4)%	3.3%

Comparable restaurants	222	201	215	196
Change in comparable restaurant sales	(3.2)%	(1.4)%	(4.5)%	(2.1)%
Restaurant operating weeks	3,032	2,991	9,090	8,838
Average check	$14.49	$13.88	$14.10	$13.66

The increases in restaurant operating weeks for the periods presented above were due to the opening of one new restaurant in Q3 2014 and the opening of new restaurants in the prior year.  The decreases in average unit volume were primarily driven by customer traffic declines in both our comparable restaurant base and our newer restaurants.  We believe that severe winter weather negatively impacted our comparable restaurant sales by approximately 1.2% for Q3 2014 and 1.0% for YTD 2014, although it is difficult to measure the total weather impact given the indirect influence that the threat of weather can have on customer traffic. Additionally, comparable restaurant sales were impacted within Q3 2014 by the reduction of broadcast media placements as compared to the prior year period. For our comparable restaurants, the decrease in customer traffic was 6.8% and 7.1% in Q3 2014 and YTD 2014, respectively.  Also impacting comparable restaurant sales was an increase in average check of 3.9% and 2.8% in Q3 2014 and YTD 2014, respectively.  The increase in average check was impacted by a favorable shift in menu mix, increased menu pricing of 1.5% and 0.8% in each of Q3 2014 and YTD 2014, respectively, and improved liquor, beer and wine sales.

Franchise fees and royalties, for our two franchisees that operate 26 restaurants, remained relatively consistent for the periods presented.

TOTAL COSTS AND EXPENSES

Total costs and expenses decreased $6.1 million, or 3.7%, to $160.9 million in Q3 2014 compared to Q3 2013 and decreased $6.6 million, or 1.4%, to $462.2 million in YTD 2014 compared to YTD 2013.  As a percent of total revenues, total costs and expenses in Q3 2014 were 94.8%, which decreased from 95.2% in Q3 2013 and 98.2% in YTD 2014, which increased from 96.2% in YTD 2013.  The primary drivers of the fluctuations in total costs and expenses are as follows:

Cost of goods sold

Cost of goods sold consists of food and beverage costs, along with related purchasing and distribution costs.  Cost of goods sold, as a percentage of net sales, remained consistent at 34.1% in Q3 2014 and Q3 2013 and increased to 34.0% in YTD 2014 from 33.7% in YTD 2013.  Q3 2014 as compared to Q3 2013 included commodity inflation and unfavorable margin impact due to menu mix changes offset by menu pricing. The increase in YTD 2014 over the prior year period was primarily due to commodity inflation partially offset by menu pricing.  Commodity inflation was 1.0% in Q3 2014 and 2.7% in YTD 2014.

Labor and other related expenses

Labor and other related expenses consists of all restaurant management and hourly labor costs, including salaries, wages, benefits, bonuses and other indirect labor costs.  Labor and other related expenses, as a percentage of net sales, increased to 29.5% in Q3 2014 from 28.7% in Q3 2013 and increased to 30.6% in YTD 2014 from 29.5% in YTD 2013.  The primary drivers of the increases in both periods are lost sales leverage on fixed labor components and an increase in employee benefit claims; partially offset by lower restaurant bonuses.

Occupancy costs

Occupancy costs include rent, common area maintenance, property taxes, licenses and other related fees.  Occupancy costs, as a percentage of net sales, increased to 8.1% in Q3 2014 from 7.5% in Q3 2013 and increased to 8.8% in YTD 2014 from 8.1%

in YTD 2013.  The increases were driven primarily by annual rent increases and lost sales leverage due to the fixed nature of these costs.

Other restaurant operating expenses

Other restaurant operating expenses include all restaurant-level operating costs, the major components of which are operating supplies, utilities, repairs and maintenance, advertising, general liability and credit card fees.  Other restaurant operating expenses, as a percentage of net sales, decreased to 15.0% in Q3 2014 from 15.1% in Q3 2013 and increased to 16.3% in YTD 2014 from 16.0% in YTD 2013.  The decrease in Q3 2014 compared to Q3 2013 resulted from decreased advertising expense primarily related to lowered broadcast media spend; partially offset by an increase in utility expense driven by weather. The increase in YTD 2014 compared to YTD 2013 resulted from an increase in utility expense driven by weather and other fixed maintenance charges due to lost sales leverage, partially offset by a decline in advertising expense and general liability insurance reserves.

Depreciation and amortization

Depreciation and amortization includes the depreciation of fixed assets and capitalized leasehold improvements and the amortization of intangible assets.  Depreciation and amortization, as a percentage of total revenues, remained consistent at 3.0% in Q3 2014 and Q3 2013 and 3.2% in YTD 2014 and YTD 2013. There were fewer new restaurant openings in both periods offset by the lost sales leverage on these fixed costs.

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

General and administrative

General and administrative expenses are comprised of expenses associated with corporate and administrative functions that support restaurant operations and development.  General and administrative expenses, as a percentage of total revenues, decreased to 5.1% in Q3 2014 from 5.2% in Q3 2013 and increased to 5.0% in YTD 2014 from 4.7% in YTD 2013. The decrease in Q3 2014 as compared to Q3 2013 was due to the accrual of termination benefits for our prior Chief Executive and Operating officers and a related reversal of stock option expense in Q3 2013; partially offset by legal and settlement costs related to a land purchase contract termination dispute in Q3 2014. The increase in YTD 2014 as compared to YTD 2013 was due to legal and settlement costs related to the contract termination dispute and incremental charges related to testing and training our new brand revitalization initiatives, partially offset by the accrual of termination benefits for departing officers in the prior year period.

Restaurant impairment and closing charges

Restaurant impairment and closing charges include long-lived asset impairment charges and restaurant closing charges.  In Q3 2014, we recorded $0.2 million of restaurant impairment charges related to additional asset expenditures with respect to restaurants that had been previously impaired. YTD 2014 includes impairment charges of $2.0 million related to four impaired restaurants and additional asset expenditures with respect to restaurants that had been previously impaired. In Q3 2013, we recorded $2.4 million in impairment charges related to five impaired restaurants and in YTD 2013 we recorded $3.1 million of restaurant impairment charges related to the impairment of seven restaurants. Both periods also included the write off of additional asset expenditures with respect to restaurants that had been previously impaired.

INTEREST EXPENSE, NET

Interest expense, net consists primarily of interest expense related to our debt, net of interest income, see the “Liquidity and Capital Resources” section for further detail.  Interest expense, net increased to $10.6 million in Q3 2014 from $10.4 million in Q3 2013 and increased to $31.4 million in YTD 2014 from $30.6 million in YTD 2013 due to higher average borrowings on the Senior Secured Revolving Credit Facility and less capitalized interest from fewer new restaurant openings.

INCOME TAX EXPENSE

In fiscal year 2013, we recorded a valuation allowance for all deferred tax assets in the amount of $8.6 million. The valuation allowance was increased in YTD 2014 by the amount of income tax benefit that would have otherwise been recorded. Excluding the valuation allowance, the effective tax rate ("ETR") for YTD 2014 was 50.9% which was impacted by the reverse effect of wage based credits on a pre-tax loss. The ETR for YTD 2013 was 66.6% and also includes the reverse effect of wage based credits on a pre-tax loss. In addition, as our ETR is highly sensitive to estimates of income or loss due to relatively low pre-tax income (loss) and significant wage based credits, beginning in the second quarter of fiscal year 2013 we adopted the method of using the actual year-to-date rate as of each interim period, as we believe that this provides the best estimate of our year-to-date income tax expense.

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

Adjusted EBITDA excludes restaurant impairment charges, pre-opening expenses (excluding rent), sponsor management fees, losses on disposal of property and equipment and property sales, share-based compensation, and non-cash rent, among other items. It is reasonable to expect that these items will occur in future periods. However, we believe these adjustments are appropriate partly because the amounts recognized can vary significantly from period to period and complicate comparisons of our internal operating results and operating results of other restaurant companies over time. In addition, Adjusted EBITDA includes adjustments for other items that we do not expect to regularly record, including goodwill and tradename impairments, restructuring costs, transaction costs, certain litigation and settlement fees and expenses recorded pursuant to accounting for business combinations. Each of the normal recurring adjustments and other adjustments described in this paragraph and in the reconciliation table below help to provide management with a measure of our core operating performance over time by removing items that are not related to day-to-day restaurant level operations.

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

We also present Adjusted EBITDA because it is substantially similar to “Consolidated EBITDA,” a defined measure which is used in calculating financial ratios in material debt covenants and other calculations in the Indenture and the Credit Agreement. We believe that presenting Adjusted EBITDA is appropriate to provide additional information to investors about how the covenants in the agreements governing our debt facilities operate. The Credit Agreement and the Indenture may permit us to exclude other non-cash charges and specified non-recurring expenses in calculating Consolidated EBITDA in future periods, which are not reflected in the Adjusted EBITDA data presented in this Quarterly Report, and do not permit us to exclude the legal and settlement fees related to a contract termination as described in "Other adjustments(j)" in the table below.

The following table sets forth a reconciliation of net income (loss), the most directly comparable GAAP financial measure, to EBITDA, Adjusted EBITDA and Adjusted EBITDAR.

	Thirteen weeks ended		Thirty-nine weeks ended
(In thousands)	April 27, 2014	April 28, 2013	April 27, 2014	April 28, 2013
Net (loss) income	$(1,728)	$515	$(22,789)	$(4,031)
Interest expense, net	10,552	10,371	31,407	30,632
Income tax benefit	—	(2,379)	—	(8,052)
Depreciation and amortization	5,039	5,265	15,171	15,679
EBITDA	13,863	13,772	23,789	34,228
Adjustments
Sponsor management fees(a)	250	250	750	750
Non-cash asset write-offs:
Restaurant impairment(b)	238	2,442	2,043	3,143
Loss on disposal of property and equipment(c)	469	1,235	1,533	1,766
Restructuring costs(d)	302	1,659	(147)	1,826
Pre-opening expenses (excluding rent)(e)	246	797	253	2,189
Losses on sales of property(f)	7	67	11	80
Non-cash rent adjustment(g)	667	834	2,968	3,215
Costs related to the Transactions(h)	—	—	—	20
Non-cash stock-based compensation(i)	498	241	1,354	714
Other adjustments(j)	699	84	1,182	174
Adjusted EBITDA	17,239	21,381	33,736	48,105
Cash rent expense(k)	10,487	10,073	31,264	29,694
Adjusted EBITDAR	$27,726	$31,454	$65,000	$77,799

(a)	Sponsor management fees consist of fees payable to the Kelso Affiliates under an advisory agreement.

(b)	Restaurant impairment charges were recorded in connection with the determination that the carrying value of certain of our restaurants exceeded their estimated fair value.

(c)	Loss on disposal of property and equipment consists of the loss on disposal or retirement of assets that are not fully depreciated.

(d)	Restructuring costs include severance, hiring replacement costs and other related charges, including the reversal of any such charges.

(e)	Pre-opening expenses (excluding rent) include expenses directly associated with the opening of a new restaurant.

(f)	We recognize losses in connection with the sale and leaseback of restaurants when the fair value of the property being sold is less than the undepreciated cost of the property.

(g)
Non-cash rent adjustments represent the non-cash rent expense calculated as the difference between GAAP rent expense and amounts payable in cash under the leases during such time period. In measuring our operational performance, we focus on our cash rent payments.

(h)	Costs related to the Transactions include legal, professional, and other fees incurred as a result of the Transactions.

(i)	Non-cash stock-based compensation represents compensation expense recognized for time-based stock options issued by RHI.

(j)	Other adjustments include non-recurring expenses and professional fees, legal and settlement fees related to contract termination and ongoing expenses of closed restaurants.

(k)	Cash rent expense represents actual cash payments required under our leases.

Our Q3 2014 Adjusted EBITDA was $17.2 million, a decrease of 19.4%, compared to Adjusted EBITDA of $21.4 million in Q3 2013. Our YTD 2014 Adjusted EBITDA was $33.7 million, a decrease of 29.9%, compared to Adjusted EBITDA of $48.1 million in YTD 2013.  The decrease in Adjusted EBITDA for Q3 2014 compared to Q3 2013 and YTD 2014 compared to YTD 2013 was primarily driven by a decline in comparable restaurant sales and the resulting loss of sales leverage on fixed costs, as well as increased commodity inflation.

Liquidity and Capital Resources

Summary

Our primary requirements for liquidity and capital are new restaurant development and debt service requirements.  Historically, our primary sources of liquidity and capital resources have been net cash provided from operating activities and operating lease financing.  Based on our current restaurant development plans, we anticipate that our cash position, our expected cash flows from operations and availability under the Senior Secured Revolving Credit Facility will be sufficient to finance our planned capital expenditures, operating activities and debt service requirements. However, our ability to fund future operating expenses and capital expenditures and our ability to make scheduled payments of interest on, to pay principal of or to refinance our indebtedness and to satisfy any other of our present or future debt obligations will depend on our future operating performance which will be affected by general economic, financial and other factors beyond our control.  As of April 27, 2014, we had $3.5 million of cash and cash equivalents.

Consistent with many other restaurant and retail chain store operations, we utilize operating lease arrangements and sale and leaseback arrangements and believe that these financing methods provide a useful source of capital in a financially efficient manner.

As part of the Transactions, we entered into the Senior Secured Revolving Credit Facility, which provides for up to $30.0 million of borrowings. The Senior Secured Revolving Credit Facility is available to fund working capital and for general corporate purposes. As of April 27, 2014, we had $0.5 million of borrowings drawn on the Senior Secured Revolving Credit Facility and $3.2 million of undrawn outstanding letters of credit resulting in available credit of $26.3 million.

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

The Senior Secured Revolving Credit Facility and the Indenture that governs the Senior Secured Notes contain financial and operating covenants.  The non-financial covenants include prohibitions on our ability to incur certain additional indebtedness or to pay dividends.  Additionally, the Indenture subjects us to the reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, as a non-accelerated filer, even if we are not specifically required to comply with such sections otherwise.  Failure to comply with these covenants constitutes a default and may lead to the acceleration of the principal amount and accrued and unpaid interest on the Senior Secured Notes. Effective January 24, 2014, we executed an amendment to the Senior Secured Revolving Credit Facility which included: removing the previous consolidated leverage and consolidated interest coverage covenants; adding a consolidated first lien leverage covenant and amending the maximum capital expenditure limit in each of the remaining years. The terms of the amendment also included an increase in the applicable margin for borrowings; payment of a consent fee and a requirement to provide monthly unaudited preliminary financial statements to the lenders under the Senior Secured Revolving Credit Facility. As of April 27, 2014, we were in compliance with all material covenants.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities:

	Thirty-nine weeks ended
(In thousands)	April 27, 2014	April 28, 2013
Total cash (used in) provided by:
Operating activities	$(10,192)	$(3,102)
Investing activities	(10,523)	(12,477)
Financing activities	500	—
Decrease in cash and cash equivalents	$(20,215)	$(15,579)

Operating activities

Cash flows from operating activities in YTD 2014 and YTD 2013 were impacted by $38.7 million and $38.2 million, respectively, of cash paid for interest, offset by cash flows generated from operations.  Additionally, the two periods were impacted by declining revenues, restaurant margins and working capital changes.

We had negative working capital of $30.9 million and $15.6 million at April 27, 2014 and April 28, 2013, respectively.  Like many other restaurant companies, we are able, and expect to operate with negative working capital.  Restaurant operations do not require significant inventories and substantially all sales are for cash or paid by third-party credit cards.

Investing activities

Cash used in investing activities primarily represents capital expenditures for new restaurant growth and ongoing capital expenditures for restaurant maintenance.  Net capital expenditures decreased to $10.5 million in YTD 2014 from $12.5 million in YTD 2013.  The decrease was due to fewer new restaurant openings planned in the current year and timing of new restaurants under construction.  During YTD 2013, capital expenditures were offset by proceeds from sale and leaseback transactions of $10.1 million.

Financing activities

Cash provided by financing activities includes draws on the Senior Secured Revolving Credit Facility during YTD 2014 and YTD 2013 of $25.0 million and $12.6 million, respectively, and repayments of $24.5 million and $12.6 million, respectively.

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

Critical Accounting Policies

We prepare our unaudited condensed consolidated financial statements in conformity with GAAP.  The preparation of these financial statements requires us to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenues, expenses and the related disclosures.  We base our assumptions, estimates and judgments on historical experience, current trends, and other factors that management believes to be relevant at the time our unaudited condensed consolidated financial statements are prepared.  However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.  Our critical accounting policies, excluding those listed below, have not changed materially from those previously reported in our Annual Report on Form 10-K for the fiscal year ended July 28, 2013.

Impairment of Goodwill and Intangible Assets

We perform an impairment test of goodwill and the indefinite-lived tradename annually, or more frequently if indications of impairment exist. In the third quarter of fiscal year 2014, as a result of lowered new unit growth projections, we recognized the existence of impairment indicators requiring an interim goodwill impairment test. We performed step one of the goodwill impairment test and determined the fair value of our reporting unit exceeded the carrying value by 91%. Therefore, step two of the impairment test was not required and goodwill was not impaired. We also performed impairment testing on the indefinite-lived tradename and determined that its fair value exceeded the carrying value by 2% and no impairment was recorded.

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

Four food categories (beef, produce, seafood and chicken) account for the largest share of our cost of goods sold (at 34%, 10%, 9% and 8%, respectively, in the thirty-nine weeks ended April 27, 2014).  Other categories affected by commodity price fluctuations, such as pork, cheese and dairy, may each account for 4-6%, individually, of our purchases.  With respect to our commodity outlook for fiscal year 2014, we have fixed price contracts on approximately 80% of our commodity needs.  We expect commodity inflation to be approximately 2% for fiscal year 2014 and in the range of 3-5% for fiscal year 2015.  We will continue to monitor the commodity markets and may enter into additional fixed price contracts depending on market conditions.

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

Our restaurants are also impacted by changes in fuel prices.  Our third party distributor charges us for the diesel fuel used to deliver inventory to our restaurants.  In the third quarter of fiscal year 2013, we substantially amended a forward contract through July 31, 2014 to procure certain amounts of diesel fuel from our third party distributor at set prices in order to mitigate our exposure to unpredictable fuel prices.  The effect of the fuel derivative instrument was immaterial to our unaudited condensed consolidated financial statements for the thirty-nine weeks ended April 27, 2014.

Interest rate risk

We are subject to interest rate risk in connection with borrowings under the Senior Secured Revolving Credit Facility, which bears interest at variable rates.  As of April 27, 2014, we had outstanding borrowings of $0.5 million on our Senior Secured Revolving Credit Facility which will be exposed to interest rate fluctuations on the balance outstanding until repayment. We consider the risk related to fluctuating rates on this level of borrowing immaterial. There is no interest rate risk associated with our Senior Secured Notes, as the interest rate is fixed at 10.75% per annum.

ITEM 4—CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of April 27, 2014.

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

ITEM 5—OTHER INFORMATION

On June 6, 2014, the Company entered into a Separation and Release Agreement (the “Agreement”) with V. Todd Townsend, our Chief Marketing Officer. Mr. Townsend has a right to revoke the agreement within seven days of the execution date.  Pursuant to the Agreement, Mr. Townsend will receive bi-weekly severance payments equal to his base salary in effect at the time of termination for a period of twenty-six weeks as well as continued payment of the Company’s contribution towards health benefits.  Additionally, per the terms of the Agreement all unvested stock options terminate and Mr. Townsend waived his right to exercise any vested stock options. Under the Agreement, Mr. Townsend is subject to noncompetition and nonsolitication provisions for a period of one year and two years, respectively, following termination. The Separation Agreement also contains customary confidentiality provisions and a full release of any claims against the Company by Mr. Townsend.  The Agreement is attached hereto as Exhibit 10.2.

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

4.6	Form of 10.75% Senior Secured Note due 2017 (included in Exhibit 4.5 hereto).*
10.1	Amendment and Restatement of the Roadhouse Holding, Inc. Stock Incentive Plan dated as of April 21, 2014.
10.2	Separation and Release Agreement, dated June 6, 2014, by and between Logan's Roadhouse, Inc., Roadhouse Holding Inc. and V. Todd Townsend.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following unaudited financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 27, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholder’s Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.**

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

LRI Holdings, Inc.

Date:	June 10, 2014	By:	/s/ Amy L. Bertauski
Amy L. Bertauski
Chief Financial Officer, Treasurer and Secretary
(Duly Authorized Officer)

Date:	June 10, 2014	By:	/s/ Nicole A. Williams
Nicole A. Williams
Vice President - Controller
(Principal Accounting Officer)