Form 10-K
period 2014-08-03
LRI HOLDINGS, INC.
filed 2014-11-18
CIK 1383875

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 3, 2014
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐ Yes    ☒ No
As of November 18, 2014, the registrant has 1 Common Unit, $0.01 par value, outstanding (which is owned by Roadhouse Parent Inc., the registrant’s direct owner), and is not publicly traded.
DOCUMENTS INCORPORATED BY REFERENCE --- NONE.

LRI Holdings, Inc.
Annual Report on Form 10-K
Fiscal year ended August 3, 2014

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

Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, growth strategies and the markets in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this report.  In addition, even if our results of operations, financial condition and liquidity, and the markets in which we operate are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods.  A number of important factors could cause actual results to differ materially from those contained in or implied by the forward-looking statements, including those reflected in forward-looking statements relating to our operations and business, the risks and uncertainties discussed in this Annual Report on Form 10-K (See Item 1A Risk Factors) and those described from time to time in our other filings with the Securities and Exchange Commission (“SEC”).  Factors that could cause actual results to differ from those reflected in forward-looking statements relating to our operations and business include:

•	our ability to execute the strategies to reposition our brand;

•	the acceptability of terms for future capital;

•	our Senior Secured Revolving Credit Facility will expire in October 2015 and we may be unable to extend or replace it on acceptable terms;

•	changes in food and supply costs;

•	costs resulting from breaches of security of confidential information;

•	macroeconomic conditions;

•	our ability to compete with many other restaurants;

•	potential negative publicity regarding food safety and health concerns;

•	health concerns arising from the outbreak of viruses or food-borne illness;

•	the effects of seasonality and weather conditions on sales;

•	our reliance on certain vendors, suppliers and distributors;

•	impairment charges on certain long-lived or intangible assets;

•	our ability to attract and retain qualified executive officers and employees while also controlling labor costs;

•	our ability to adapt to escalating labor costs;

•	our ability to maintain insurance that provides adequate levels of coverage against claims;

•	legal complaints or litigation;

•	our ability to obtain and maintain required licenses and permits or to comply with alcoholic beverage or food control regulations;

•	the reliability of our information systems;

•	our ability to successfully execute our strategy and open new restaurants that are profitable;

•	our ability to protect and enforce our intellectual property rights;

•	our franchisees’ actions;

•	the cost of compliance with federal, state and local laws;

•	any potential strategic transactions;

•	control of us by the Kelso Affiliates;

•	our ability to maintain effective internal controls over financial reporting and the resources and management oversight required to comply with the requirements of the Sarbanes-Oxley Act of 2002;

•	our reduced disclosure due to our status as an emerging growth company;

•	our substantial indebtedness;

•	our ability to generate sufficient cash to service our indebtedness; and

•	our ability to incur additional debt.

ITEM 1—BUSINESS

Unless the context otherwise requires, references to “LRI Holdings,” the “Company,” “we,” “us,” and “our” in this Annual Report on Form 10-K (the “Report”) are references to LRI Holdings, Inc., its subsidiaries and predecessor companies.  LRI Holdings is the corporate parent of Logan’s Roadhouse, Inc.

General

Logan’s Roadhouse is a full-service casual dining steakhouse offering specially seasoned aged steaks and sizzling southern-inspired dishes in a roadhouse atmosphere. Our restaurants, which are open for lunch and dinner seven days a week, serve a broad and diverse customer base and our menu offers value-oriented, high quality, craveable meals.  As of August 3, 2014, our restaurants operate in 23 states and are comprised of 234 company-owned restaurants and 26 franchisee-owned restaurants.  Our company-owned restaurants and franchised restaurants provide similar products to similar customers, possess similar pricing structures and have similar long-term expected financial performance characteristics, as such, we have aggregated our restaurant and franchising operations into one single reporting segment.

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

Description of Indebtedness

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

The Senior Secured Revolving Credit Facility and the Notes are discussed in greater detail in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources and in note 8 to our consolidated financial statements within Item 15 of this Report.

Our Concept and Strategy

Our roadhouse concept revisits the classic roadhouse from days past and provides a differentiated dining experience as an authentic, casual steakhouse. We attempt to create an atmosphere that is genuine, warm-hearted, and passionate, and we strive to make our customers lifelong friends. Timeless elements of our roadhouse design include rough-hewn cedar siding, concrete floors and exposed ceilings.  The roadhouse décor includes neon signs, branded murals, replica concert posters and a centrally located jukebox which allows customers to select their favorite music.   As part of our relaxed and inviting atmosphere, our customers are encouraged to enjoy “bottomless buckets” of roasted in-shell peanuts and made-from-scratch yeast rolls.  Our menu is thoughtfully prepared with a focus on wood-fire grilled specialties, and we are committed to serving a variety of fresh food from specially seasoned aged steaks to farm-fresh salads to our made-from-scratch signature items. We believe our restaurants are recognized by consumers for offering a strong value.  Our menu provides for generous entrée portions, inclusive sides, and a variety of combination meals.  We believe the fresh, distinctive flavor profiles of our signature dishes and the variety of our menu, coupled with our value and roadhouse atmosphere, differentiates us from our competitors. Our brand positioning is to create a differentiated roadhouse experience to excite our customers and increase visits and occasions.

Our vision for the future is based on consistently delivering great experiences to our customers, continually adapting our brand to best meet the needs of our current and future customers and opening successful new restaurants. We believe this focus will enable us to retain our loyal customers and attract new customers to our restaurants which will lead to sustainable, continually improving financial results.  We strive to create a unique experience that is so great that customers will eat out with us more often.  Our plan to accomplish this is built around the following strategies and initiatives:

•
Concept and Brand Positioning: The roadhouse concept provides a broad platform from which to expand our customer base and strengthen our brand. Our brand must be relevant across all demographics and offer customers an affordable dining experience that exceeds their expectations. With a focus on all customer touch points, our brand repositioning efforts include returning to our roots as an authentic roadhouse offering steaks, ribs, and spirits to our customers at affordable prices. Our brand look and message will evolve to support our position as the Real American Roadhouse, and we will continue to optimize our marketing mix to reach potential customers in the most effective channels. Our brand repositioning efforts include eliminating heavy discounting and coupon distribution to focus on every day execution and promoting the long term health of our brand by delivering a great experience that will drive repeat customer visits. We believe the strength of our brand lies in returning to our roots as an authentic roadhouse that is known for high quality, great tasting food, service that creates lifelong friends, a fun atmosphere and value defined as a combination of price and experience.

•
Focus on Consistent Execution: We are evaluating our complete customer experience, including ease of execution of our menu items and the effectiveness of our training programs to ensure we meet and exceed the expectations of our customers. We plan to enhance the restaurant environment and attract, train and retain the best managers and team members, giving them the tools needed to provide excellent customer service. Our pathway for fiscal year 2015 is focused on improving and enhancing the customer experience to position us as a leading brand delivering a Real American Roadhouse experience within the casual steakhouse category.

•
Achieve Revenue Growth in Existing Restaurants: Our strategy and focus is attracting new customers and increasing the frequency of visits of our current customers. We operate in a highly competitive casual dining industry where our customers have many choices for dining out. Our customers also remain sensitive to value as consumers continue to face pressures on discretionary income. Our promotional strategy has focused heavily on discounting and price, attracting a customer base that is extremely price sensitive. Over time, we have lost customers and market share to other competitors within the casual steakhouse segment who have focused on a more comprehensive definition of value that includes delivering a more consistent steak experience. As we work to reposition our brand and improve our execution, we intend to focus on great steaks and great service creating value that promotes experience as well as price. We also intend to strengthen our marketing presence to other channels to reach our target audience, including promoting local restaurant efforts in certain markets. In fiscal year 2014, we updated our liquor, beer and wine offerings and recipes and improved our bar operations to further grow this sector of our business. We will continue to enhance our beverage program and provide relevant offerings for our existing customers, which we believe will, in turn, provide a reason for those customers to increase the frequency of their visits to our restaurants.

•
Disciplined Restaurant Growth: We believe in the long-term strength of our brand and the roadhouse concept. Our long-term strategy is primarily focused on disciplined growth of our brand by strategically opening additional company-owned restaurants that deliver strong returns. We opened one company-owned restaurant in fiscal year

2014 and currently plan to open one company-owned restaurant in fiscal year 2015. We have reduced our planned new restaurant openings to focus on the execution of our existing restaurants and redeploy capital to support those efforts. We are also evaluating our restaurant prototype to address areas of opportunity and to ensure that our building design will accommodate our long-term growth plans and remain consistent with our evolving brand identity.

The Logan’s Roadhouse Menu

Our restaurants are designed to appeal to a broad range of customers by offering a wide variety of high quality meals at affordable prices. Our menu features an assortment of aged beef that is primarily hand-cut on premises, specially seasoned, and grilled to order over mesquite wood. Our chicken tenders are hand breaded, our made-from-scratch yeast rolls are freshly baked on premises throughout the day, and our salads are made from fresh lettuce cut daily and served with made from scratch dressings.  Our signature steak burgers are freshly ground on premises and made with a blend of sirloin, chuck, ribeye and filet.

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

We regularly review our menu to consider enhancements to existing menu items or the introduction of new items. We are currently undergoing a menu review to ensure our menu is relevant and craveable to our customers; and that each menu item can be executed consistently to exceed customer expectations. We believe that over time our menu has grown to be difficult to execute consistently and that simplification of the menu will support improved execution of food presentation and delivery. Market testing allows us to gain customer, operational and financial insight prior to finalizing any changes to the existing menu.

Existing Restaurant Locations

As of August 3, 2014, we have 234 company-owned restaurants and 26 franchised restaurants in 23 states, as shown in the chart below:

	Number of restaurants
	Company-owned restaurants	Franchised restaurants	Total restaurants
Alabama	22	—	22
Arizona	4	—	4
Arkansas	5	—	5
California	—	8	8
Florida	13	—	13
Georgia	13	1	14
Illinois	4	—	4
Indiana	12	—	12
Kansas	5	—	5
Kentucky	13	—	13
Louisiana	9	—	9
Michigan	17	—	17
Mississippi	10	—	10
Missouri	4	—	4
North Carolina	—	11	11
Ohio	9	—	9
Oklahoma	6	—	6
Pennsylvania	4	—	4
South Carolina	—	6	6
Tennessee	27	—	27
Texas	41	—	41
Virginia	10	—	10
West Virginia	6	—	6
Total	234	26	260

Franchised Restaurants

As of August 3, 2014, we have two franchisees.  Both franchisees had development agreements that prohibited us from developing, owning, operating or granting a license to anyone else to operate a Logan’s Roadhouse restaurant in their respective territories; however, these agreements have expired.  Therefore, we are no longer prohibited from developing new restaurants within our franchisees’ respective territories, except that we are generally prohibited from developing new restaurants within five miles of existing franchisee operated restaurants.

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

Site Selection

Our site selection process is critical to our future growth strategy.  Therefore, we devote significant time and resources toward analyzing each prospective site.  In addition to carefully evaluating demographic information, market conditions and site characteristics for each prospective location, we consider many other qualitative and quantitative factors to assess the suitability of each site.  The site selection process also includes a thorough review and evaluation of the competitive dynamics of each site, and senior management is involved in all aspects of the process, including site visits.  Final approval by our board of directors is required for each company-owned site.

We have historically focused on markets that allow us to backfill existing states as this provides us efficiencies in supply chain, marketing, and management supervision, while increasing brand awareness.  We target freestanding restaurant locations primarily using both ground leases and ground and building leases, which are commonly used to finance freestanding locations in the restaurant industry.

New Restaurant Prototype and Unit Economics

We continually refine our building prototype to address areas of opportunity and to ensure that it maximizes a site's potential and aligns with our brand. Our most recent prototypical restaurant consists of a freestanding building with approximately 6,500 square feet of space seating 237 customers.  Our investment for a new restaurant may vary significantly depending on a number of factors, including geographical location, required site work, type of construction labor and permitting and licensing requirements.  Our investment costs for fiscal year 2014 consisted of $0.5 million for restaurant equipment, $0.3 million for pre-opening costs (excluding rent) and $1.7 million for building and site work, excluding $0.8 million of capitalized interest and overhead.  We plan to lease substantially all of our locations in the future through a mix of ground leases and ground and building leases.

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

Quality Assurance

Our philosophy is to proactively make food safety an integral part of our brand.  Training is a key component of ensuring proper food handling for all managers and hourly employees. In addition, we include food safety standards and procedures in recipes for our kitchen staff as part of the training process.  We have designed food safety and quality assurance programs to ensure that our restaurant team members and managers are properly trained and focused on food safety. To help our restaurants meet our standards for clean and healthy restaurants, we also retain an independent consultant to conduct a comprehensive health and safety inspection of each restaurant throughout the year.

Food safety is also an important consideration in our supplier selection. Our key suppliers are inspected by reputable, independent, qualified inspection services, which helps ensure they are compliant with FDA and USDA guidelines.

Restaurant Operations

The complexity of operating our restaurants requires an effective management team at the restaurant level. Each restaurant is led by a general manager who typically oversees a culinary manager, a service manager and a training manager who is also responsible for managing the bar. Restaurant general managers report to either an executive general manager, who manages three to four restaurants, or a regional manager, who are on average responsible for 11 individual restaurants. These multi-unit managers report to four directors of operations who report to the vice president of operations. We have reduced the span of control for our multi-unit managers allowing for greater oversight of our restaurant operations. In addition, the director of operations position strengthens our execution by increasing restaurant visits to improve oversight and accountability among our restaurants. Regular visits to our company-owned restaurants, ensure that our standards of quality and operating procedures are being followed. Increased oversight should improve consistency of execution and provide a better customer experience, which we believe will result in a higher rate of return customer visits.

All new restaurant managers are generally required to complete seven to eight weeks of training at a Logan’s Roadhouse restaurant as well as a week of classroom training at our training facility in Nashville, TN. In addition, we have ongoing training modules throughout the year to further develop our restaurant managers and hourly employees with training on current initiatives and areas of business focus.  We also have a specialized training and testing program required for restaurant managers and hourly service employees regarding responsible alcohol service and all restaurant managers receive training and testing on safety and security standards. We are committed to providing our customers quality food offerings, prompt, friendly and efficient service, by staffing each restaurant with an experienced management team and well trained team members to maintain attentive customer service and consistent food quality. We receive valuable customer feedback through regular in-restaurant customer interaction as well as a detailed customer satisfaction survey program and contact with our guest relations department.  This feedback allows us to identify and focus on key drivers of customer satisfaction and monitor long-term trends in customer satisfaction and perception.

As motivation for restaurant managers to increase revenues and improve operational performance, we maintain an incentive bonus plan that rewards restaurant managers for achieving financial targets and performance measures.

Purchasing and Distribution

Our purchasing strategy is to secure quality products at competitive prices with dependable supply partners. In general, we have adopted procurement strategies for all product categories that include contingency plans for key products, ingredients and supplies. These plans, in some instances, include the approval of secondary suppliers and alternative products.  We negotiate directly with food suppliers to ensure consistent quality, freshness, cost and overall compliance with our product specifications.  We choose to sign fixed price and supply contracts, when appropriate, to minimize the volatility associated with certain commodity items.  We invite our key suppliers to spend time in our kitchens and, conversely, our suppliers invite us to visit and develop products in their production facilities. As a result, we believe that our suppliers understand our brand, our direction, our systems and our needs, and we are able to better understand our suppliers’ capabilities. We believe that we have established excellent long-term relationships with key vendors.  If any items become unavailable from our current suppliers, we believe that we can obtain these items from other qualified suppliers at competitive prices.  Additionally, our management team continually monitors commodity trends to stay abreast of market pricing as well as new product sources.

We purchase the majority of our food products and restaurant supplies through a contracted national foodservice distributor.  The distributor is responsible for warehousing and delivering these food products and supplies to our restaurants. Certain perishable food items are purchased through local distribution channels.

Advertising and Marketing

Our advertising and marketing strategy is designed to deliver sustained customer traffic growth and promote the Logan’s Roadhouse brand. Our goal is to attract new customers and increase the frequency with which existing customers visit our restaurants. We currently use a combination of broadcast advertising, digital advertising, print advertising and in-restaurant marketing to communicate our marketing message throughout the year. We also implement periodic targeted promotions to maintain relevancy, remain competitive and drive increased sales.

•
Broadcast Advertising — We use local broadcast media to advertise new product offerings and promotions, increase our brand identity and awareness, showcase our mouthwatering food and highlight our value.  We selectively focus on more highly penetrated markets to use our resources most efficiently.

•
Digital Advertising — We use digital advertising channels to expand our marketing reach and build customer relationships as we promote our brand identity and communicate new product offerings, promotions, and value through the use of electronic devices across various interactive channels.

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

Team Members

As of August 3, 2014, we employed approximately 16,700 people, of whom 129 employees were either based out of our home office or field support management positions, 886 were restaurant management and the remainder were primarily part-time hourly restaurant personnel.  None of our employees are covered by a collective bargaining agreement. We believe working conditions and compensation packages are competitive with those offered by our peers and consider our relations with our employees to be good.

Information Systems and Restaurant Reporting

We utilize standard point-of-sale and back-office systems in our company-owned restaurants which are integrated to our central offices through a secure, high-speed connection.  These systems are designed to make our restaurants operate more efficiently and provide visibility to sales, cost of sales, labor, and other operating metrics. We provide various operating reports to our restaurant managers, our operations team and members of our executive staff.  We also distribute ranking reports and dashboards to these same individuals that compare performance across restaurants.  Our back-office restaurant systems are integrated with our financial and human resources systems to support our financial reporting processes and controls.

We maintain a comprehensive security platform, including disaster recovery backup and duplication and we have a strong focus on the protection of our customers’ credit card information.  Our systems have been carefully designed and configured to protect against data loss and our practices and systems have been certified annually by an independent third party.

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

Government Regulation

We are subject to a variety of federal, state and local laws. Each of our restaurants are subject to regulation by a number of government authorities which may include alcoholic beverage control, nutritional information disclosure, health, sanitation, environmental, zoning and public safety agencies in the state or municipality in which the restaurant is located.  Difficulties in renewing, obtaining or failure to obtain required licenses, permits or approvals could delay, prevent or increase the cost of the development of a new restaurant in a particular area or impact the operations of our existing locations.

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

See Item 1A Risk Factors below for a discussion of risks relating to federal, state and local regulation of our business, including the areas of health care reform, service of alcohol, and environmental matters.

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

Risks Related to Our Business

If we fail to execute the strategies to reposition our brand and increase the consistency of our execution we may not be able to reverse the declines in our comparable restaurant sales.

In fiscal year 2014, our comparable restaurant sales decreased 4.0% and customer traffic decreased 6.7% comparable to fiscal year 2013. While we are implementing a number of measures to revitalize the Logan’s Roadhouse brand, there can be no assurance that these measures will be successful. We intend to improve the customer experience around consistency of execution of exceptional food and service. In addition, we also expect to broaden our marketing mix to other channels to reach our target audience and thus attract new customers and increase the frequency of visits from our current customers. We are evaluating all customer touch points from menu offerings to marketing mix to restaurant atmosphere in an effort to strengthen our overall brand position. These measures or any other changes we implement may not increase customer traffic or improve the performance of our restaurants. Accordingly, it is possible that the trend of declining comparable restaurant sales will continue. In addition, this transformation may also result in unexpected expenses and losses that would otherwise be available for ongoing development of our brand.

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

Our Senior Secured Revolving Credit Facility will expire in October 2015. We may be unable to extend or replace this credit facility on acceptable terms.

Our Senior Secured Revolving Credit Facility will expire in October 2015. We may be unable to extend or replace this credit facility on terms acceptable to us, or at all, and there can be no assurance that additional lines-of-credit or financing instruments will be available in amounts or on terms acceptable to us, if at all. A lack or high cost of credit could limit our ability to obtain additional financing for working capital, capital expenditures, or other purposes in the future, as needed. If future cash flows from operations and other sources of funds are insufficient to fund our liquidity needs, we may be forced to reduce or delay our business activities and capital expenditures, sell assets, or obtain additional equity capital. A return to recent tight credit markets may make replacement financing more expensive and difficult to obtain. There can be no assurance that we will be able to refinance our credit facility on a timely basis or on satisfactory terms, if at all. The inability to obtain additional or replacement financing could have a material adverse effect on our liquidity.

Changes in food and supply costs could adversely affect our results of operations.

Our profitability depends in part on our ability to anticipate and react to changes in food and supply costs. Commodity pricing is volatile and can change unpredictably and over short periods. The impact of changes in commodity prices is also affected by the term and duration of our supply contracts, which are typically one-year contracts.  These contracts are negotiated at each renewal and we cannot guarantee that they will be available to us in the future on favorable terms or at all.  Any increase in food prices, particularly for beef, chicken, produce and seafood could adversely affect our operating results.  During 2014, beef prices reached record highs, which resulted in an increase in our costs of goods sold and resulting negative impact on restaurant operating margins, as beef accounts for 34% of our costs of goods sold. If beef prices remain at these high levels or increase further, our restaurant operating margins will continue to be negatively impacted. In addition, we are susceptible to increases in food costs as a result of factors beyond our control, such as weather conditions, food safety concerns, costs of distribution, production problems, delivery difficulties, product recalls and government regulations. We cannot predict whether we will be able to anticipate and react to changing food costs by adjusting our purchasing practices, menu items and prices, and a failure to do so could adversely affect our operating results. In addition, because our menu items are moderately priced, we may not seek to or be able to pass along price increases to our customers. If we adjust pricing there is no assurance that we will realize the full benefit of any adjustment due to changes in our customers’ menu item selections and customer traffic.

We may incur costs or liabilities resulting from breaches of security of confidential customer information related to our electronic processing of credit and debit card transactions.

The majority of our restaurant sales are by credit or debit cards. Other retailers have experienced security breaches in which credit and debit card information has been stolen. Though we have mechanisms in place to protect information transmitted by credit or debit card, there is no guarantee that such mechanisms will be effective to prevent such information from being compromised by unscrupulous third parties. The techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and are often difficult to detect for long periods of time, which may cause a breach to go undetected for an extensive period of time. Advances in computer and software capabilities and encryption technology, new tools, and other developments may increase the risk of such a breach. Further, the systems currently used for transmission and approval of electronic payment transactions, and the technology utilized in electronic payment themselves, all of which can put electronic payment at risk, are determined and controlled by the payment card industry, not by us. In addition, our franchisees, contractors, or third parties with whom we do business or to whom we outsource business operations may attempt to circumvent our security measures in order to misappropriate such information, and may purposefully or inadvertently cause a breach involving such information. If a person is able to circumvent our security measures or those of third parties, he or she could destroy or steal valuable information or disrupt our operations. We may in the future become subject to claims for purportedly fraudulent transactions arising out of the actual or alleged theft of credit or debit card information, and we may also be subject to lawsuits or other proceedings relating to these types of incidents. Any such claim or proceeding could cause us to incur significant unplanned expenses, which could have an adverse impact on our financial condition and results of operations. Further, adverse publicity resulting from these allegations may have a material adverse effect on us and our restaurants.

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

As discussed further in notes 5 and 7 to the consolidated financial statements included in Item 15 of this Report, we concluded during impairment testing conducted in the fourth quarter of fiscal year 2014 and fiscal year 2013 that our goodwill was impaired and recorded non-cash impairment charges of $29.2 million and $91.5 million, respectively. In addition, we determined that our indefinite-lived tradename was impaired in fiscal year 2014 and recorded a non-cash impairment charge of $0.4 million. We also recognized $7.1 million and $4.7 million in asset impairment charges during fiscal year 2014 and fiscal year 2013, respectively, relating to our restaurants.  The estimates of fair value used in these analyses require management judgment, assumptions and estimates of future operating results. If actual results differ from our estimates or assumptions, additional impairment charges may be required in the future. If impairment charges are significant, our results of operations could be adversely affected.

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

A key aspect of our strategy is disciplined restaurant growth. In fiscal year 2014, we opened one restaurant and in fiscal year 2015, we plan to open one new restaurant. We expect to open substantially all of our new restaurants in, or adjacent to, states where we have existing restaurants. Delays or failures in opening new restaurants, or achieving lower than expected sales in new restaurants, could materially adversely affect us. Our ability to open new restaurants successfully will also depend on numerous other factors, some of which are beyond our control, including, among other items, the following:

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

We have a significant amount of indebtedness. As of August 3, 2014, our total long-term debt was $355.0 million, representing our Notes.  We have commitments under our Senior Secured Revolving Credit Facility available to us of $30.0 million (less approximately $3.5 million of undrawn outstanding letters of credit), all of which would be secured on a first-priority basis if borrowed.

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

ITEM 1B—UNRESOLVED STAFF COMMENTS

None.

ITEM 2—PROPERTIES

Our corporate headquarters are located in Nashville, Tennessee.  We occupy our current facility, which is approximately 38,500 square feet, under a lease that expires in February 2021.  We also occupy a 6,000 square feet training and culinary center under a lease that expires in February 2021.  Of the 234 company-owned restaurants in operation as of August 3, 2014, we owned nine locations and leased 225 locations as shown in the following table:

	Restaurant Properties
	Owned	Leased	Total
Alabama	1	21	22
Arizona	1	3	4
Arkansas	1	4	5
Florida	—	13	13
Georgia	—	13	13
Illinois	—	4	4
Indiana	—	12	12
Kansas	—	5	5
Kentucky	1	12	13
Louisiana	—	9	9
Michigan	—	17	17
Mississippi	1	9	10
Missouri	—	4	4
Ohio	—	9	9
Oklahoma	1	5	6
Pennsylvania	—	4	4
Tennessee	2	25	27
Texas	1	40	41
Virginia	—	10	10
West Virginia	—	6	6
Total	9	225	234

Of the 225 leased restaurant properties, 125 are land leases and 100 are land and building leases.  All of our leases are recorded as operating leases, and most contain rent escalation clauses and rent holiday periods.  See note 11 to the consolidated financial statements included in Item 15 of this Report for additional details.  We own substantially all of the equipment, furnishings and trade fixtures in our restaurants.

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

ITEM 6—SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the consolidated financial statements and related notes contained in Item 15 Exhibits and Financial Statement Schedules along with, Item 1A Risk Factors and Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.  We derived the selected financial data from the audited consolidated financial statements and related notes found elsewhere in this Report for the fiscal years ended August 3, 2014, July 28, 2013, and July 29, 2012. We derived the selected financial data from our historical audited consolidated financial statements and related notes not included in this Report for the period from October 4, 2010 to July 31, 2011, the period from August 2, 2010 to October 3, 2010 and the fiscal year ended August 1, 2010.  The fiscal year ended August 3, 2014 was 53 weeks in length, all other fiscal years presented consist of 52 weeks.

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

	Successor				Predecessor
				Period from October 4, 2010	Period from August 2, 2010
	Fiscal year			to	to	Fiscal year
(In thousands, except restaurant data and percentages)	2014	2013	2012	July 31, 2011	October 3, 2010	2010
Statement of operations data:
Revenues:
Net sales	$638,665	$647,425	$629,987	$497,170	$93,762	$555,460
Franchise fees and royalties	2,216	2,175	2,186	1,793	348	2,068
Total revenues	640,881	649,600	632,173	498,963	94,110	557,528
Costs and expenses:
Restaurant operating costs:
Cost of goods sold	218,448	218,327	207,225	162,805	29,172	174,186
Labor and other related expenses	195,245	191,945	184,310	145,258	28,578	165,877
Occupancy costs	55,200	52,926	48,780	36,817	8,046	42,397
Other restaurant operating expenses	103,024	105,759	100,680	71,708	15,478	81,826
Depreciation and amortization	20,366	20,949	20,309	14,588	3,112	17,040
Pre-opening expenses	324	2,721	4,808	2,984	783	2,111
General and administrative	31,564	30,901	25,373	30,460	14,440	24,216
Goodwill and intangible asset impairment	29,665	91,488	48,526	—	—	—
Store impairment and closing charges	7,139	4,658	4,438	25	—	91
Total costs and expenses	660,975	719,674	644,449	464,645	99,609	507,744
Operating (loss) income	(20,094)	(70,074)	(12,276)	34,318	(5,499)	49,784
Interest expense, net	42,570	40,917	39,748	33,823	3,147	18,857
Other income, net	—	—	—	(15)	(182)	(798)
(Loss) income before income taxes	(62,664)	(110,991)	(52,024)	510	(8,464)	31,725
Income tax provision (benefit)	109	(2,586)	(5,496)	(70)	(8,240)	11,704
Net (loss) income	(62,773)	(108,405)	(46,528)	580	(224)	20,021
Undeclared preferred dividend	—	—	—	—	(2,270)	(12,075)
Net (loss) income attributable to common stockholders	$(62,773)	$(108,405)	$(46,528)	$580	$(2,494)	$7,946
Selected other data:
Restaurants open end of period:
Company-owned	234	233	220	201	189	186
Total	260	259	246	227	215	212
Average unit volumes (in millions)(1)	$2.7	$2.8	$2.9	$2.5	$0.5	$3.0
Operating weeks(1)	12,366	11,864	11,108	8,478	1,692	9,539
Restaurant operating margin(2)	10.5%	12.1%	14.1%	16.2%	13.3%	16.4%
EBITDA(3)	$272	$(49,125)	$8,033	$48,921	$(2,205)	$67,622
Adjusted EBITDA(3)	47,877	60,303	75,218	71,816	8,567	75,045
Adjusted EBITDAR(3)	89,667	100,192	111,844	98,693	15,695	107,184
Comparable restaurant data:(4)
Change in comparable restaurant sales	(4.0)%	(2.5)%	(1.2)%	0.1%	4.2%	(0.3)%
Average check	$14.15	$13.69	$13.52	$13.09	$12.75	$12.70
Cash flow data:
Operating activities	$(626)	$14,665	$36,488	$16,549	$2,664	$56,400
Investing activities	(13,912)	(12,689)	(33,859)	(342,838)	(5,380)	(15,100)
Financing activities	—	—	—	345,392	—	(2,158)

	Successor				Predecessor
(In thousands)	August 3, 2014	July 28, 2013	July 29, 2012	July 31, 2011	August 1, 2010
Selected balance sheet data:
Cash and cash equivalents	$9,170	$23,708	$21,732	$19,103	$52,211
Working (deficit) capital (5)	(32,080)	(21,324)	(23,891)	(20,995)	23,878
Total assets	513,898	574,312	687,826	728,824	443,145
Total debt	355,000	355,000	355,000	355,000	218,683

(1)
Represents the average sales for company-owned restaurants over a specified period of time.  It is typically measured on a 52 week basis but may also be applied to a shorter period.  Average unit volume reflects total company restaurant sales divided by total operating weeks, which is the aggregate number of weeks that company-owned restaurants are in operation over a specified period of time. Although the fiscal year 2014 contained 53 weeks, for comparative purposes, 2014 average unit volume was adjusted to a 52 week basis.

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

The following table sets forth a reconciliation of net sales to restaurant operating margin:

	Successor				Predecessor
				Period from October 4, 2010	Period from August 2, 2010
	Fiscal year			to	to	Fiscal year
(In thousands)	2014	2013	2012	July 31, 2011	October 3, 2010	2010
Net sales (A)	$638,665	$647,425	$629,987	$497,170	$93,762	$555,460
Restaurant operating costs:
Cost of goods sold	218,448	218,327	207,225	162,805	29,172	174,186
Labor and other related expenses	195,245	191,945	184,310	145,258	28,578	165,877
Occupancy costs	55,200	52,926	48,780	36,817	8,046	42,397
Other restaurant operating expenses	103,024	105,759	100,680	71,708	15,478	81,826
Restaurant operating profit (B)	$66,748	$78,468	$88,992	$80,582	$12,488	$91,174
Restaurant operating margin (B / A)	10.5%	12.1%	14.1%	16.2%	13.3%	16.4%

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

•
although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect any cash requirements for such replacements (see Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Expenditures of this Report for further detail); and

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

We also present Adjusted EBITDA because it is substantially similar to “Consolidated EBITDA,” a defined measure which is used in calculating financial ratios in material debt covenants and other calculations in the Indenture and the Credit Agreement. We believe that presenting Adjusted EBITDA is appropriate to provide additional information to investors about how the covenants in the agreements governing our debt facilities operate. The Credit Agreement and the Indenture may permit us to exclude other non-cash charges and specified non-recurring expenses in calculating Consolidated EBITDA in future periods, which are not reflected in the Adjusted EBITDA data presented in this Report and do not permit us to exclude the legal and settlement fees related to a contract termination as described in "Other adjustments (l)" in the table below.

The following table sets forth a reconciliation of Net (loss) income, the most directly comparable GAAP financial measure, to EBITDA, Adjusted EBITDA and Adjusted EBITDAR.

	Successor				Predecessor
				Period from October 4, 2010	Period from August 2, 2010	Fiscal
	Fiscal year			to	to	year
(In thousands)	2014	2013	2012	July 31, 2011	October 3, 2010	2010
Net (loss) income	$(62,773)	$(108,405)	$(46,528)	$580	$(224)	$20,021
Interest expense, net	42,570	40,917	39,748	33,823	3,147	18,857
Income tax provision (benefit)	109	(2,586)	(5,496)	(70)	(8,240)	11,704
Depreciation and amortization	20,366	20,949	20,309	14,588	3,112	17,040
EBITDA	272	(49,125)	8,033	48,921	(2,205)	67,622
Adjustments
Sponsor management fees(a)	1,000	1,000	1,000	795	205	1,611
Non-cash asset write-offs:
Goodwill and tradename impairment(b)	29,665	91,488	48,526	—	—	—
Restaurant impairment(c)	7,139	4,658	4,438	25	—	91
Loss on disposal of property and equipment(d)	2,283	1,974	3,341	741	164	928
Restructuring costs(e)	14	1,789	442	—	—	—
Pre-opening expenses (excluding rent)(f)	282	2,387	3,882	2,296	598	1,624
Hedging (gain) loss(g)	—	—	—	—	(182)	(798)
Losses on sales of property(h)	758	676	125	23	39	—
Non-cash rent adjustment(i)	3,647	4,091	4,610	4,478	(334)	3,367
Costs related to the Transactions(j)	—	20	43	13,671	10,272	111
Non-cash stock-based compensation(k)	1,728	1,107	746	821	—	—
Other adjustments(l)	1,089	238	32	45	10	489
Adjusted EBITDA	47,877	60,303	75,218	71,816	8,567	75,045
Cash rent expense(m)	41,790	39,889	36,626	26,877	7,128	32,139
Adjusted EBITDAR	$89,667	$100,192	$111,844	$98,693	$15,695	$107,184

(a)
Prior to the completion of the Transactions, sponsor management fees consisted of fees paid to our Predecessor owners under a management and consulting services agreement, which was terminated in connection with the completion of the Transactions. Following the completion of the Transactions, sponsor management fees consist of fees accrued or paid to the Kelso Affiliates under an advisory agreement.

(b)
We recorded goodwill impairment charges in fiscal year 2014, fiscal year 2013 and fiscal year 2012 and a tradename impairment in fiscal year 2014.  See note 5 to the consolidated financial statements included in Item 15 of this Report for additional details.

(c)
Restaurant impairment charges were recorded in connection with the determination that the carrying value of certain of our restaurants exceeded their estimated fair value.  See note 7 to the consolidated financial statements included in Item 15 of this Report for additional details.

(d)	Loss on disposal of property and equipment consists of the loss from the disposal or retirement of assets that are not fully depreciated.

(e)	Restructuring costs include severance, hiring replacement costs and other related costs, including the reversal of any such charges.

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

(h)
We recognize losses in connection with the sale and leaseback of restaurants when the fair value of the property being sold is less than the undepreciated cost of the property. See note 11 to the consolidated financial statements included in Item 15 of this Report for additional details.

(i)
Non-cash rent adjustments represent the non-cash rent expense calculated as the difference between GAAP rent expense and amounts payable in cash under the leases during such time period. In measuring our operational performance, we focus on our cash rent payments. See note 2 to the consolidated financial statements included in Item 15 of this Report for additional details.

(j)
Costs related to the Transactions include: expenses related to business combination accounting recognized in connection with the Transactions, a one-time fee of $7.0 million paid to the Kelso Affiliates and legal, professional, and other fees incurred as a result of the Transactions. For fiscal year 2010, these costs related to the acquisition of Logan’s Roadhouse, Inc. by our Predecessor owners.

(k)
Non-cash stock-based compensation represents compensation expense recognized for time-based stock options issued by RHI.  See note 17 to the consolidated financial statements included in Item 15 of this Report for additional details.

(l)
Other adjustments include non-recurring expenses and professional fees, legal and settlement fees related to contract termination, ongoing expenses of closed restaurants, as well as inventory write-offs, employee termination buyouts and incidental charges related to restaurant closings.

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

General

Logan’s Roadhouse is a full-service casual dining steakhouse offering specially seasoned aged steaks and sizzling southern-inspired dishes in a roadhouse atmosphere offering customers value-oriented, high quality, craveable food, abundance and affordability, welcoming hospitality and upbeat atmosphere.  Our restaurants have a relaxed, come-as-you-are environment where we encourage our customers to enjoy “bottomless buckets” of roasted in-shell peanuts and our made-from-scratch yeast rolls.  Our entrée portions are generous and generally include a choice of two side items, all at affordable prices.  We are committed to serving a variety of fresh food from specially seasoned aged steaks to farm-fresh salads to our signature entrées.  We believe the freshness and distinctive flavor profiles of our signature dishes, coupled with the variety of our menu, differentiates us from our competitors.  Our restaurants, which are open for lunch and dinner seven days a week, serve a broad and diverse customer base.  We opened our first restaurant in Lexington, Kentucky in 1991 and as of August 3, 2014 have grown to a total of 234 company-owned restaurants and 26 franchised restaurants located across 23 states.

Overview

Our roadhouse theme provides a differentiated dining experience as an authentic, casual steakhouse. We attempt to create an atmosphere that is genuine, warm-hearted, and spirited, and we strive to make our customers life long friends. Our vision for the future is based on consistently delivering great experiences to our customers, continually adapting our brand to best meet the needs of our current and future customers and opening successful new restaurants. We believe this focus will enable us to retain our loyal customers and attract new customers to our restaurants which will lead to sustainable, continually improving financial results.  We strive to create a unique roadhouse experience that is so great that customers will eat out with us more often.  Our plan to accomplish this is built around the following strategies and initiatives:

Concept and Brand Repositioning: During fiscal year 2014, we continued to experience traffic declines in our restaurants and lose market share to our steakhouse competitors. We believe the casual steakhouse segment in which we operate has growth potential and we intend to continue to reposition our concept during fiscal year 2015. The roadhouse concept provides a broad platform from which to expand our customer base and strengthen our brand. Our brand must be relevant across all demographics and offer customers an affordable dining experience that exceeds their expectations. With a focus on all customer touch points, our brand repositioning efforts include returning to our roots as an authentic roadhouse offering steaks, ribs, and spirits to our customers at affordable prices. Our brand look and message will evolve to support our position as the Real American Roadhouse, and we will continue to optimize our marketing mix to reach potential customers in the most effective channels. Our brand repositioning efforts include eliminating heavy discounting and coupon distribution to focus on every day execution and promoting the long term health of our brand by delivering a great experience that will drive repeat customer visits. We believe the strength of our brand lies in returning to our roots as an authentic roadhouse that is known for high quality, great tasting food, service that creates lifelong friends, a fun atmosphere and value defined as a combination of price and experience.

Focus on Consistent Execution: We are evaluating our complete customer experience, including ease of execution of our menu items and the effectiveness of our training programs to ensure we meet and exceed the expectations of our customers. We plan to enhance the restaurant environment and attract, train and retain the best managers and team members, giving them the tools needed to provide excellent customer service. Our pathway for fiscal year 2015 is focused on improving and enhancing the customer experience to position us as a leading brand delivering a Real American Roadhouse experience within the casual steakhouse category.

Achieve Revenue Growth in Existing Restaurants: Our strategy and focus is attracting new customers and increasing the frequency of visits of our current customers. We operate in a highly competitive casual dining industry where our customers have many choices for dining out. Our customers also remain sensitive to value as consumers continue to face pressures on discretionary income. Our promotional strategy has focused heavily on discounting and price, attracting a customer base that is extremely price sensitive. Over time, we have lost customers and market share to other competitors within the casual steakhouse segment who have focused on a more comprehensive definition of value that includes delivering a more consistent steak experience. As we work to reposition our brand and improve our execution, we intend to focus on great steaks and great service creating value that promotes experience as well as price. We also intend to strengthen our marketing presence to other channels to reach our target audience, including promoting local restaurant efforts in certain markets. In fiscal year 2014, we updated our liquor, beer and wine offerings and recipes and improved our bar operations to further grow this sector of our business. We will continue to enhance our beverage program and provide relevant offerings for our existing customers, which we believe will, in turn, provide a reason for those customers to increase the frequency of their visits to our restaurants.

Disciplined Restaurant Growth: We believe in the long-term strength of our brand and the roadhouse concept. Our long-term strategy is primarily focused on disciplined growth of our brand by strategically opening additional company-owned restaurants that deliver strong returns. We opened one company-owned restaurant in fiscal year 2014 and currently plan to open one company-owned restaurant in fiscal year 2015. We have reduced our planned new restaurant openings to focus on the execution of our existing restaurants and redeploy capital to support those efforts. We are also evaluating our restaurant prototype to address areas of opportunity and to ensure that our building design will accommodate our long-term growth plans and remain consistent with our evolving brand identity.

In summary, in fiscal year 2014 we continued to see traffic declines in our restaurants. The traffic declines along with continued commodity inflation have had a compounded impact on restaurant margins and ultimately net income and adjusted

EBITDA. These were all factors in determining that we had indicators for additional goodwill, tradename and restaurant level impairments. In fiscal year 2015, we expect our customers will continue to be impacted by high unemployment levels and other general economic challenges, which will limit their discretionary income.  As a result, we anticipate that the landscape will remain competitive as restaurant operators compete for market share in a challenging environment.  To address these challenges, our brand repositioning efforts focus on retaining our current value conscious customers, but also marketing to and attracting new customers in different demographics. We will also refocus our efforts on being a steakhouse with exceptional food and service with the intention of regaining market share. Although not as significant as in recent years, we continue to expect cost pressures primarily in the form of commodity inflation driven by overall tighter supplies.  We plan to continue to focus on protecting restaurant margins while consistently delivering a great value and unique dining experience to our customers.  While we have many initiatives in process that we believe will begin to impact our results in fiscal year 2015, we understand that restoring the strength of our operations and our brand is a long-term strategy. We remain confident that we are a growth concept and our ability to open new restaurants with strong unit level returns and to have sustained revenue and margin growth in existing restaurants will support our long-term plan for sustainable growth.

Key Measurements

The key measures we use to evaluate our performance include:

Average unit volume.  Average unit volume represents the average sales for company-owned restaurants over a specified period of time. It is typically measured on a 52 week basis but may also be applied to a shorter period. Average unit volume reflects total net restaurant sales divided by total operating weeks, which is the aggregate number of weeks that company-owned restaurants are in operation over a specified period of time. Although fiscal year 2014 contained 53 weeks, for comparative purposes, 2014 average unit volume was adjusted to a 52 week basis.

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

Presentation of Results

Our fiscal year ends on the Sunday closest to July 31.  Fiscal year 2014 is a 53 week year and fiscal years 2013 and 2012 are both 52 week years.

Results of Operations

Fiscal Year 2014 Summary

•
We opened one new restaurant (a ground and building lease) with a gross capital investment of $2.5 million and pre-opening costs (excluding rent) of $0.3 million and proceeds of $1.8 million were received during the year relating to the sale and leaseback transaction.

•	Comparable restaurant sales decreased 4.0%, which included an average check increase of 2.9% and a customer traffic decrease of 6.7% compared to fiscal year 2013.

•	Restaurant operating margin decreased to 10.5% in fiscal year 2014 from 12.1% in fiscal year 2013.

•
Net loss decreased $45.6 million from fiscal year 2013 to a loss of $62.8 million in fiscal year 2014 primarily due to $29.7 million and $91.5 million of goodwill and intangible asset impairment charges in fiscal year 2014 and fiscal year 2013, respectively.

•	Adjusted EBITDA decreased 20.6%, or $12.4 million from fiscal year 2013 to $47.9 million in fiscal year 2014.

•
Cash and cash equivalents decreased by $14.5 million from July 28, 2013. Primary drivers of the change include an increase in capital expenditures of $1.2 million offset by a decline in cash flows from operations.

The following tables and discussion summarize key components of our operating results for the fiscal year 2014, fiscal year 2013, and fiscal year 2012, expressed as a dollar amount and as a percentage of total revenues or net sales.

	Fiscal year
(In thousands)	2014		2013		2012
Statement of operations data:
Revenues:
Net sales	$638,665	99.7%	$647,425	99.7%	$629,987	99.7%
Franchise fees and royalties	2,216	0.3	2,175	0.3	2,186	0.3
Total revenues	640,881	100.0	649,600	100.0	632,173	100.0
Costs and expenses:
(As a percentage of net sales)
Restaurant operating costs:
Cost of goods sold	218,448	34.2	218,327	33.7	207,225	32.9
Labor and other related expenses	195,245	30.6	191,945	29.6	184,310	29.3
Occupancy costs	55,200	8.6	52,926	8.2	48,780	7.7
Other restaurant operating expenses	103,024	16.1	105,759	16.3	100,680	16.0
(As a percentage of total revenues)
Depreciation and amortization	20,366	3.2	20,949	3.2	20,309	3.2
Pre-opening expenses	324	0.1	2,721	0.4	4,808	0.8
General and administrative	31,564	4.9	30,901	4.8	25,373	4.0
Goodwill and intangible asset impairment	29,665	4.6	91,488	14.1	48,526	7.7
Store impairment and closing charges	7,139	1.1	4,658	0.7	4,438	0.7
Total costs and expenses	660,975	103.1	719,674	110.8	644,449	101.9
Operating (loss) income	(20,094)	(3.1)	(70,074)	(10.8)	(12,276)	(1.9)
Interest expense, net	42,570	6.6	40,917	6.3	39,748	6.3
Loss before income taxes	(62,664)	(9.8)	(110,991)	(17.1)	(52,024)	(8.2)
Income tax provision (benefit)	109	—	(2,586)	(0.4)	(5,496)	(0.9)
Net loss	$(62,773)	(9.8)	$(108,405)	(16.7)	$(46,528)	(7.4)

Restaurant Unit Activity

	Company	Franchise	Total
Balance at July 31, 2011	201	26	227
Openings	19	—	19
Closures	—	—	—
Balance at July 29, 2012	220	26	246
Openings	13	—	13
Closures	—	—	—
Balance at July 28, 2013	233	26	259
Openings	1	—	1
Closures	—	—	—
Balance at August 3, 2014	234	26	260

TOTAL REVENUES

Net sales consist of food and beverage sales of company-owned restaurants and other miscellaneous income.  Net sales decreased by $8.8 million, or 1.4%, to $638.7 million in fiscal year 2014 compared to fiscal year 2013 which was primarily driven by the decline in comparable restaurant sales of 4.0%.  Fiscal year 2014 included a 53rd week which resulted in $12.5 million in net sales or 2.0%. Net sales for fiscal year 2013 were $647.4 million and included 13 new restaurant openings and a decrease in comparable restaurant sales of 2.5%. Net sales in fiscal year 2012 were $630.0 million and included 19 new restaurant openings and a decrease in comparable restaurant sales of 1.2%.

The following table summarizes the year over year changes and key net sales drivers at company-owned restaurants for the periods presented:

	Fiscal year
	2014	2013	2012
Company-owned restaurants:
Increase in restaurant operating weeks	4.2%	6.8%	9.2%
Decrease in average unit volume	-5.6%	-4.0%	-2.6%
Total (decrease) increase in restaurant sales	(1.4)%	2.8%	6.6%

Comparable restaurants	215	196	184
Change in comparable restaurant sales	(4.0)%	(2.5)%	(1.2)%
Restaurant operating weeks	12,366	11,864	11,108
Average check	$14.15	$13.69	$13.52
Average unit volume (in thousands)	$2,737	$2,838	$2,949
Average unit volume (in thousands), 2014 adjusted	$2,684	$2,838	$2,949

The increase in restaurant operating weeks for fiscal year 2014 and fiscal year 2013 was due to the opening of new restaurants.  The decrease in average unit volume for both fiscal years was primarily driven by customer traffic declines in both our comparable restaurant base and our newer restaurants.  In fiscal year 2014, the decrease in customer traffic for our comparable restaurants was 6.7%, which was partially offset by a 2.9% increase in average check as a result of increased menu pricing of 1.0% for the year and improved alcohol sales. In fiscal year 2013, the decrease in customer traffic for our comparable restaurants was 3.5%, which was offset by a 1.0% increase in average check as a result of increased menu pricing of 1.8% for the year, improved alcohol sales, which were partially offset by a mix shift towards new promotional offers.

Franchise fees and royalties, for our two franchisees that operate 26 restaurants, have remained relatively consistent for the periods presented.

TOTAL COSTS AND EXPENSES

Total costs and expenses were $661.0 million in fiscal year 2014, $719.7 million in fiscal year 2013 and $644.4 million in fiscal year 2012.  As a percent of total revenues, total costs and expenses in fiscal year 2014 were 103.1%, which decreased from 110.8% in fiscal year 2013 and 101.9% in fiscal year 2012. The primary drivers of the fluctuations in total costs and expenses are as follows:

Cost of goods sold

Cost of goods sold consists of food and beverage costs, along with related purchasing and distribution costs.  Cost of goods sold, as a percentage of net sales, increased to 34.2% in fiscal year 2014 from 33.7% in fiscal year 2013.  The increase was primarily due to commodity inflation, primarily beef, along with unfavorable menu mix, partially offset by increased menu pricing.

Cost of goods sold, as a percentage of net sales, increased to 33.7% in fiscal year 2013 from 32.9% in fiscal year 2012. The increase was primarily due to commodity inflation, primarily beef, along with unfavorable menu mix as customers traded into lower margin menu items, partially offset by increased menu pricing.

Labor and other related expenses

Labor and other related expenses consists of all restaurant management and hourly labor costs, including salaries, wages, benefits, bonuses and other indirect labor costs.  Labor and other related expenses, as a percentage of net sales, increased to 30.6% in fiscal year 2014 from 29.6% in fiscal year 2013. The primary drivers are lost sales leverage on fixed labor components and an increase in employee benefit claims, partially offset by lower restaurant bonuses.

Labor and other related expenses, as a percentage of net sales, increased to 29.6% in fiscal year 2013 from 29.3% in fiscal year 2012, primarily due to lost sales leverage on certain fixed labor components.

Occupancy costs

Occupancy costs include rent, common area maintenance, property taxes, licenses and other related fees.  Occupancy costs, as a percentage of net sales, were 8.6% in fiscal year 2014, 8.2% in fiscal year 2013 and 7.7% in fiscal year 2012.  The increase in fiscal year 2014 compared to fiscal year 2013 was driven primarily by annual rent increases and lost sales leverage due to the fixed nature of these costs. The increase in fiscal year 2013 compared to fiscal year 2012 is primarily due to the fixed nature of these costs and an increase in the mix of land and building leases for our new restaurant openings versus our existing restaurant base.

Other restaurant operating expenses

Other restaurant operating expenses include all restaurant-level operating costs, the major components of which are operating supplies, utilities, repairs and maintenance, advertising, general liability and credit card fees.  Other restaurant operating expenses, as a percentage of net sales, decreased to 16.1% in fiscal year 2014 from 16.3% in fiscal year 2013.  The percentage decrease in fiscal year 2014 was primarily due to decreased advertising expense primarily related to lowered broadcast media spend, partially offset by an increase in utility expense.

Other restaurant operating expenses, as a percentage of net sales, increased to 16.3% in fiscal year 2013 from 16.0% in fiscal year 2012. The percentage increase was primarily due to increased maintenance and other recurring operating expenses partially offset by a decrease in loss on disposal of assets for facility improvements completed in fiscal year 2012.

Depreciation and amortization

Depreciation and amortization includes the depreciation of fixed assets and capitalized leasehold improvements and the amortization of intangible assets.  Depreciation and amortization, as a percentage of total revenues, was consistent at 3.2% in fiscal year 2014, fiscal year 2013 and fiscal year 2012.

Pre-opening expenses

Pre-opening expenses consist of costs related to a new restaurant opening and are made up primarily of manager salaries, employee payroll, travel, non-cash rent expense and other costs related to training and preparing new restaurants for opening.  Pre-opening costs fluctuate from period to period based on the number and timing of restaurant openings.  Our pre-opening costs (excluding rent) have remained at approximately $0.2 to $0.3 million per opening.

General and administrative

General and administrative expenses are comprised of expenses associated with corporate and administrative functions that support restaurant operations and development.  General and administrative expenses, as a percentage of total revenues, increased to 4.9% in fiscal year 2014 from 4.8% in fiscal year 2013. The increase in fiscal year 2014 was due to incremental charges related to testing and training our new brand revitalization initiatives, partially offset by the accrual of termination benefits for departing officers in the prior year period.

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

Goodwill and intangible asset impairment

We recorded goodwill impairment charges in fiscal years 2014, 2013 and 2012 of $29.2 million, $91.5 million and $48.5 million, respectively. Each impairment charge was driven by changes in projected performance due to lower revenue estimates resulting from recent traffic trends and lower new unit growth assumptions along with the continued negative impact of commodity inflation. During fiscal year 2014, we recorded a non-cash impairment charge of $0.4 million related to our indefinite-lived tradename. This impairment charge was driven by changes in projected performance due to lower revenue estimates resulting from recent traffic trends.

Store impairment and closing charges

Store impairment and closing charges include long-lived asset impairment charges and store closing charges.  During fiscal year 2014, we recorded asset impairment charges of $7.1 million relating to eight newly impaired locations and additional asset expenditures with respect to restaurants that had been fully impaired in previous years. During fiscal year 2013, we recorded asset impairment charges of $4.7 million relating to eleven newly impaired locations and additional asset expenditures with respect to restaurants that had been fully impaired in previous years. During fiscal year 2012, we recorded asset impairment charges of $4.4 million relating to three newly impaired locations and additional asset expenditures with respect to restaurants that had been fully impaired in previous years.

INTEREST EXPENSE, NET

Interest expense, net consists primarily of interest expense related to our debt, net of interest income and capitalized interest, see the “Liquidity and Capital Resources” section for further detail.  Interest expense, net increased to $42.6 million in fiscal year 2014 compared to $40.9 million in fiscal year 2013 due to higher average borrowings on the Senior Secured Revolving Credit Facility and less capitalized interest from fewer new restaurant openings. Interest expense, net increased to $40.9 million in fiscal year 2013 from $39.7 million in fiscal year 2012 as a result of an adjustment to debt amortization costs which decreased interest expense in the first quarter of fiscal year 2013 and less interest capitalized to assets in fiscal year 2013.

EFFECTIVE INCOME TAX RATE

Our effective tax rate (“ETR”) in fiscal year 2014 was 0.2% and includes the impact of a $16.5 million valuation allowance and the non-deductible goodwill impairment charge. Our ETR in fiscal year 2013 was 2.3%, and includes the impact of an $8.6 million valuation allowance and the non-deductible goodwill impairment charge, partially offset by wage credits.  Our ETR in fiscal year 2012 was 10.6%, which also included the impact of the non-deductible goodwill impairment charge partially offset by wage credits.

Other Non-GAAP Financial Measures

A reconciliation and discussion of Adjusted EBITDA is included in Item 6 Selected Financial Data.  We consider Adjusted EBITDA to be a non-GAAP financial measure that should be considered in addition to, rather than as a substitute for, net income.  We have included a discussion of this non-GAAP financial measure in our MD&A as we view it to be an important indicator of our creditworthiness.  Adjusted EBITDA is also important for understanding our financial position and providing additional information about our ability to service our long-term debt and meet our debt covenant requirements.  Our Adjusted EBITDA in fiscal year 2014 of $47.9 million was a decrease of $12.4 million, or 20.6%, as compared to Adjusted EBITDA of $60.3 million in fiscal year 2013.  Our Adjusted EBITDA in fiscal year 2012 was $75.2 million.

Liquidity and Capital Resources

Summary

Our primary requirements for liquidity and capital are debt service requirements and new restaurant development and maintenance of our existing facilities.  Historically, our primary sources of liquidity and capital resources have been net cash provided from operating activities and operating lease financing.  Based on our current restaurant development plans, we anticipate that our cash position, our expected cash flows from operations and availability under the Senior Secured Revolving Credit Facility will be sufficient to finance our planned capital expenditures, operating activities and debt service requirements for the next twelve months. However, our ability to fund future operating expenses and capital expenditures and our ability to make scheduled payments of interest on, to pay principal of or to refinance our indebtedness and to satisfy any other of our present or future debt obligations will depend on our future operating performance which will be affected by general economic, financial and other factors beyond our control.  As of August 3, 2014, we had $9.2 million in cash and cash equivalents and $26.5 million of available credit under our Senior Secured Revolving Credit Facility.

Consistent with many other restaurant and retail chain store operations, we utilize operating lease arrangements and sale and leaseback arrangements and believe that these financing methods provide a useful source of capital in a financially efficient manner.

As part of the Transactions, we entered into the Senior Secured Revolving Credit Facility, which provides for up to $30.0 million of borrowings. The Senior Secured Revolving Credit Facility is available to fund working capital and for general corporate purposes. As of August 3, 2014, we were not drawn on the Senior Secured Revolving Credit Facility and had $3.5 million of outstanding letters of credit resulting in available credit of $26.5 million.

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

The Senior Secured Revolving Credit Facility and the Indenture that governs the Senior Secured Notes contain financial and operating covenants. The non-financial covenants include prohibitions on our ability to incur certain additional indebtedness or to pay dividends. Additionally, the Indenture subjects us to the reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, as a non-accelerated filer, even if we are not specifically required to comply with such sections otherwise. Failure to comply with these covenants constitutes a default and may lead to the acceleration of the principal amount and accrued and unpaid interest on the Senior Secured Notes. Effective January 24, 2014, we executed an amendment to the Senior Secured Revolving Credit Facility which included: removing the previous consolidated leverage and consolidated interest coverage covenants; adding a consolidated first lien leverage covenant; and amending the maximum capital expenditure limit in each of the remaining years. The terms of the amendment also included an increase in the applicable margin for borrowings, payment of a consent fee and a requirement to provide monthly unaudited preliminary financial statements to the lenders under the Senior Secured Revolving Credit Facility. During the first quarter of fiscal year 2015, we filed with the SEC Form 12b-25 related to the filing of our Annual Report to notify the SEC of our intent to utilize the 15 day extension period to complete ongoing valuation work related to our goodwill and intangible assets. As a result of this extension on November 7, 2014, we entered into a waiver to the Credit Agreement governing our Senior Secured Revolving Credit Facility pursuant to which the lenders agreed to waive the required delivery of the financial statements until the final day of the 15 day extension. As of August 3, 2014, and for the year then ended, we were in compliance with all material covenants and anticipate remaining in compliance with such covenants throughout fiscal year 2015, excluding the waiver discussed previously. However, we continue to be negatively impacted by declining performance and economic trends and increased competition within our segment of the restaurant industry. If we later determine the adverse impact of these challenges does not allow us to remain in compliance with the financial covenants included in the Senior Secured Revolving Credit Facility, we believe we have sufficiently sound relationships with our lenders to secure an amendment or waiver prior to failing to meet these covenants. If we are unable to secure an amendment or waiver and fail the financial covenants, an event of default would result and the lenders could declare outstanding borrowings due and payable. As of August 3, 2014, these borrowings currently only include standby letters of credit. In addition, our Senior Secured Revolving Credit Facility expires on October 4, 2015. Management believes we have sufficiently sound relationships with our existing two lenders to extend our Senior Secured Revolving Credit Facility beyond the current expiration date.  If our current lenders are not willing to extend the Senior Secured Revolving Facility under acceptable terms or should we choose to approach other lenders, we believe we can secure another revolving credit facility sufficient to meet our cash flow needs.  However, if we are unable to extend or replace our current Senior Secured Revolving Facility we may be unable to fund operations or service our existing debt requirements.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities:

	Fiscal year
(in thousands)	2014	2013	2012
Total cash (used in) provided by:
Operating activities	$(626)	$14,665	$36,488
Investing activities	(13,912)	(12,689)	(33,859)
Financing activities	—	—	—
(Decrease) increase in cash and cash equivalents	$(14,538)	$1,976	$2,629

Operating activities

Cash (used in) provided by operating activities in fiscal year 2014 and fiscal year 2013 includes cash flows generated from ongoing operations and is partially offset by $38.9 million and $38.3 million, respectively, of cash paid for interest. Additionally, the two periods were impacted by declining revenues, restaurant margins and working capital changes.

Cash provided by operating activities in fiscal year 2013 compared to fiscal year 2012 was impacted by declining restaurant margins and increased general and administrative expenses which contributed to the decrease in operating cash flows from fiscal year 2012 to fiscal year 2013.

We had negative working capital of $32.1 million as of August 3, 2014, $21.3 million as of July 28, 2013, and $23.9 million as of July 29, 2012.  Like many other restaurant companies, we are able, and expect to generally operate with negative working capital.  Restaurant operations do not require significant inventories and substantially all sales are for cash or paid by third-party credit cards.

Investing activities

Cash used in investing activities primarily represents capital expenditures for new restaurant growth.  Net capital expenditures were $13.9 million, $12.7 million and $32.4 million for fiscal year 2014, fiscal year 2013 and fiscal year 2012, respectively. Fiscal year 2012 also included expenditures related to bar enhancements across our restaurant base and share repurchases of $1.5 million in connection with the departure of two officers of the Company and investors in RHI.  During each year, gross capital expenditures were offset by sale and leaseback transactions ($1.8 million in fiscal year 2014, $16.6 million in fiscal year 2013 and $16.2 million in fiscal year 2012). Period-over-period variances in capital expenditures were due to the number and timing of new restaurants under construction and the owned versus leased mix of those properties.

Financing activities

Cash used in financing activities in each fiscal year 2014, fiscal year 2013 and fiscal year 2012 included draws on the Senior Secured Revolving Credit Facility of $36.0 million, $12.6 million and $18.4 million, respectively, which were fully repaid within each fiscal year.

Capital Expenditures

A significant component of our long-term growth strategy is new restaurant openings.  We continually evaluate our new restaurant opening plan to determine how many restaurants we will target for opening in each year and how many will be owned, land leases or land and building leases.  Our capital expenditures for new restaurants will fluctuate by the number and structure of these openings.  Additionally, we evaluate the maintenance needed to keep our restaurants and equipment in good condition, suitable for their purposes and adequate for our current needs.  During fiscal year 2014, we invested $15.7 million in capital expenditures, including one new restaurant opening and maintenance capital expenditures for our restaurants, home office and information technology needs. During fiscal year 2013, we invested $29.3 million in capital expenditures, including 13 new restaurant openings and maintenance capital expenditures for our restaurant, home office and information technology needs. During fiscal year 2012, we invested $48.6 million in capital expenditures, including 19 new restaurant openings, bar enhancements at all restaurants and maintenance capital expenditures for our restaurant, home office and information technology needs.

	Fiscal year
(in thousands)	2014	2013	2012
New restaurants	$2,701	$22,237	$35,418
Existing restaurants and home office (1)	12,962	7,063	13,191
Total capital expenditures	$15,663	$29,300	$48,609

(1)
Our existing restaurants and home office capital expenditures for fiscal year 2014 includes $3.7 million in restroom remodel and other initiative enhancements, and fiscal year 2012 includes $8.0 million in bar enhancements.

Off Balance Sheet Arrangements

Other than operating leases, we do not have any off-balance sheet arrangements.  A summary of our operating lease obligations by fiscal year is included in the “Contractual Obligations” table below.  Additional information regarding our operating leases is available in Item 2 Properties and note 11 of the notes to the consolidated financial statements, included in Item 15 of this Report.

Contractual Obligations

A summary of our contractual obligations and commercial commitments at August 3, 2014, is as follows:

	Payments due by period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations (1)	$355,000	$—	$—	$355,000	$—
Interest (2)	124,366	38,965	77,239	8,162	—
Operating leases (3)	778,440	42,298	85,774	86,769	563,599
Purchase obligations (4)	877	877	—	—	—
Total	$1,258,683	$82,140	$163,013	$449,931	$563,599

(1)
Our long-term debt obligations include $355.0 million of Notes and our $30.0 million Senior Secured Revolving Credit Facility.  As of August 3, 2014, we had no borrowings drawn on the Senior Secured Revolving Credit Facility and $3.5 million of outstanding letters of credit.

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

During our annual testing completed in the fourth quarter of fiscal year 2014, based on updated projections and continued decreases in revenue and EBITDA, we determined that the carrying value of the reporting unit was in excess of its fair value and thus step two of the goodwill impairment test was completed. Based on the second step of the analysis, we recorded a non-cash goodwill impairment charge of $29.2 million. Factors culminating in the impairment included changes in projected performance due to lower revenue estimates based on traffic trends and the continued negative impact of commodity inflation. As noted above, assessing the fair value of goodwill includes making assumptions for estimating future cash flows and appropriate industry market multiples for both EBITDA and revenue.  These assumptions are subject to a high degree of complexity and judgment.  We make every effort to estimate future cash flows as accurately as possible with the information available at the time the forecast is developed.  However, changes in the assumptions and estimates used may affect the estimated fair value of the reporting unit and could result in additional impairment charges in the future.  We believe the key assumptions included in the step one analysis to be the long-term revenue growth rate and the weighted average cost of capital.  We used a long-term revenue growth rate inclusive of existing restaurant growth and new restaurant openings which averaged approximately 5% (excluding the perpetuity assumption) and the weighted average cost of capital used was approximately 14%.  If we were to assume the following 100 basis point movements for these key assumptions in our fiscal year 2014 step one analysis holding all other factors constant, the incremental goodwill impairment would have been:

100 basis point decrease in long-term revenue growth rate                             $43.8 million
100 basis point increase in the weighted average cost of capital                     $19.7 million

In the annual impairment test of the indefinite-lived tradename intangible asset, we primarily use the relief from royalty method under the income approach method of valuation. Significant assumptions include growth assumptions, future trends in sales, a royalty rate and appropriate discount rate.  The testing completed during the fourth quarter of fiscal year 2014 used a discount rate of 15% which resulted in a non-cash impairment charge of $0.4 million. If we were to assume the following 100 basis point movements for the key assumptions in our fiscal year 2014 step one analysis holding all other factors constant, the incremental indefinite-lived tradename impairment would have been:

100 basis point decrease in long-term revenue growth rate                             $2.3 million
100 basis point increase in the weighted average cost of capital                     $6.2 million

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

The Company performs long-lived asset impairment analyses throughout the year.  During fiscal year 2014, the Company determined that eight restaurants had carrying amounts in excess of their fair values and also wrote-off additional asset expenditures with respect to restaurants that had been impaired in previous years, for a total impairment charge of $7.1 million.

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

We account for income taxes pursuant to applicable accounting guidance which requires recognition of deferred tax assets and liabilities for the expected future income tax consequences of transactions that have been included in our financial statements. Under this method, deferred tax assets and liabilities are determined based on the tax affected differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by valuation allowances, which represent the estimated amount of deferred tax assets that may not be realized based upon estimated future taxable income. Based on our level of historical taxable income and projections of future taxable income over the periods that the deferred tax assets are expected to be realized, the Company recorded a valuation allowance of $25.1 million as of August 3, 2014. Realization of the tax benefit of such deferred income tax assets may remain uncertain for the foreseeable future, even if we generate taxable income, since certain deferred income tax assets are subject to various limitations and may only be used to offset income in certain jurisdictions. Future taxable income, reversals of temporary differences, available carry back periods and changes in tax laws could affect the estimates used in the income tax provision.

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
In July 2013, the FASB issued Accounting Standards Update 2013-11, Income Taxes (Topic 740), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The objective of this update is to eliminate the diversity in practice in the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. Under this guidance, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except in certain circumstances. This update does not require any new recurring disclosures and is effective for annual periods and interim periods within those periods beginning after December 15, 2013, which will require us to adopt these provisions in the first quarter of fiscal year 2015. The Company does not believe adoption of this guidance will have a material impact on our consolidated financial statements.

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

Four food categories (beef, produce, seafood and chicken) account for the largest share of our cost of goods sold (at 34%, 10%, 8% and 8%, respectively in fiscal year 2014).  Other categories affected by commodity price fluctuations, such as pork, cheese and dairy, may each account for 4-6%, individually, of our purchases.  With respect to our commodity outlook for fiscal year 2014, we have fixed price contracts on approximately 40% of our commodity needs. We expect commodity inflation to be in the range of 4-5% for fiscal year 2015. We will continue to monitor the commodity markets and may enter into additional fixed price contracts depending on market conditions.

We recognize that commodity pricing may be extremely volatile and can change unpredictably and over short periods. For example, during 2014, beef prices have remained at record highs.  Changes in commodity prices would generally affect us and our competitors similarly, depending upon the terms and duration of supply contracts.  In many cases, or over the longer term, we believe we will be able to pass through some or all of the increased commodity costs by adjusting menu pricing.  However, competitive circumstances or judgments about consumer acceptance of price increases, may limit price flexibility and, in those circumstances, increases in commodity prices may have an adverse affect on restaurant operating margins.

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

Interest rate risk

We are subject to interest rate risk in connection with borrowings under the Senior Secured Revolving Credit Facility, which bears interest at variable rates.  As of August 3, 2014, we were not drawn on our Senior Secured Revolving Credit Facility.  There is no interest rate risk associated with our Senior Secured Notes, as the interest rate is fixed at 10.75% per annum.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s consolidated financial statements, together with the related notes and the report of independent registered accounting firm, are set forth in Item 15 of this Report.

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A—CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, have evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of August 3, 2014 due to the material weakness in our internal controls over financial reporting described below.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of August 3,

2014 based on the Internal Control − Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness has been identified in the design of our controls of non-routine accounting processes relating to our annual evaluation of the recoverability of goodwill. As a result of this material weakness, we were required to make changes to valuation assumptions used in assessing the fair value of the reporting unit in Step 1 of the Company's annual goodwill impairment test.  These changes resulted in the Company proceeding to a Step 2 evaluation which ultimately resulted in a recorded goodwill impairment of $29.2 million.

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

ITEM 9B—OTHER INFORMATION

During the first quarter of fiscal year 2015, the Company announced that Michael Andres would resign his positions as President, Chief Executive Officer and Chairman of the Board of Directors of the Company effective September 12, 2014. In connection with his departure, on August 22, 2014, the Company announced the appointment of Gerard Lewis as Interim President and Chief Executive Officer. Mr. Lewis has served as an advisor to the Company's executive management team since January 2014, advising on culinary strategy and new menu development. Mr. Lewis is a 35 year veteran of the restaurant industry and has previously served as the Chief Concept Officer for both Wendy's International and Boston Market.

On September 26, 2014, Mr. Lewis entered into a mutual service agreement letter (the "Mutual Service Agreement") with the Company. Under the terms of the Mutual Service Agreement, effective September 8, 2014, Mr. Lewis served in the roles of Interim President and Chief Executive Officer on an exclusive, full-time basis until the appointment of a permanent President and Chief Executive Officer. Mr. Lewis will be paid an annual base salary of $650,000, and will be eligible to receive a target performance bonus of $650,000 for the 2015 fiscal year, based on the achievement of performance targets and payable at the end of the fiscal year, both prorated to reflect the number of days of service as Interim President and Chief Executive Officer.

With respect to the consulting services Mr. Lewis has provided since January 2014, the Company entered into a consulting agreement with G&S Food Group, a limited liability company controlled by Mr. Lewis, dated January 29, 2014 (the "Consulting Agreement"). For his consulting services, the Consulting Agreement provides that Logan's pay Mr. Lewis $61,250 per calendar quarter during the term of the Consulting Agreement. The Consulting Agreement has an initial term of two years from January 1, 2014 and may be terminated at any time with notice by either party. In the event of an early termination, Logan's will pay Mr. Lewis on a pro rata basis any consulting fees then due and payable for completed services. During fiscal year 2014, Logan's paid Mr. Lewis $248,000 for his services under the Consulting Agreement and awarded him 15,000 stock options effective January 1, 2014, which will vest over a period of two years. The cash compensation payable to Mr. Lewis pursuant to the Mutual Service Agreement will be reduced by any cash compensation earned by Mr. Lewis or his affiliates under the Consulting Agreement during the same period.

On October 7, 2014, the Company announced that its Board of Directors has appointed Samuel Nicholas Borgese as President and Chief Executive Officer and elected him as a director of the Company effective October 4, 2014. Prior to joining the Company, Mr. Borgese served as Global Chief Executive Officer of Max Brenner International, a leading chocolate bar and chocolate bar restaurant brand, since September 2011. Prior to that position, he served as Executive Chairman of El Pollo Loco, a leading quick-service restaurant chain, from January 2011 to September 2011, and as President and Chief Executive Officer of CB Holding Corp., the parent company of Charlie Brown’s Steakhouse, Bugaboo Creek Steak House and The Office Beer Bar & Grill, from December 2008 to January 2011. Mr. Borgese is 66 years old.

Roadhouse Holding Inc. (“Roadhouse Holding”), the parent of the Company, and Logan’s Roadhouse entered into an Employment Agreement with Mr. Borgese (the “Employment Agreement”) dated October 4, 2014. Under the terms of the Employment Agreement, Mr. Borgese will be paid an annual base salary of $650,000, and will have a target annual incentive bonus of 100% of his base salary. For fiscal year 2015, Mr. Borgese will receive a minimum annual bonus of $325,000. In addition, in the event shares of Roadhouse Holding common stock held by affiliates of Kelso & Company, L.P. are sold for a price in excess of a threshold amount, Mr. Borgese may be entitled to receive an additional cash bonus based on his then current employment status and length of employment.

Upon termination of employment without “cause” or resignation for “good reason,” Mr. Borgese’s Employment Agreement provides for a severance benefit of (a) an amount equal to the sum of twelve months of his base salary in effect as of the date of termination, payable in installments ratably over twelve months following the date of termination (the “Severance Period”), (b) continuation of medical benefits at active employee rates during the Severance Period, and (c) a pro rata bonus payment (based on his target bonus amount and actual company performance) for the year in which he is terminated, payable at such time annual bonuses are paid to other executives. Payment of severance is subject to Mr. Borgese’s execution of a release of claims, and will be offset by compensation or medical benefits received from future employment during the severance period. Following termination of employment for any reason, Mr. Borgese is subject to customary noncompetition and noninterference provisions for twelve months.

In connection with his commencement of employment, Mr. Borgese was awarded 360,000 stock options to purchase shares of common stock of Roadhouse Holding under the Roadhouse Holding Inc. Stock Incentive Plan. The options have varying per share exercise prices, are subject to vesting based on continued employment at the Company and the satisfaction of performance criteria and have a maximum term of ten years. Additionally, Mr. Borgese may, at his discretion, purchase a number of shares of common stock of Roadhouse Holding for a per share exercise price at fair market value during the 30-day period following the grant date of the options described above.

On October 17, 2014, the Company entered into an agreement with James B. Kuehnhold, our Senior Vice President of Operations, to repurchase Mr. Kuehnhold's shares of Roadhouse Holding stock subject to the repurchase provisions of the Stockholders' Agreement. Pursuant to Roadhouse Holding Inc. Stockholders Agreement, the Board of Directors elected to defer payment of the purchase price resulting in a liability of $0.4 million.

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding our directors and executive officers as of November 18, 2014:

Name	Age	Title(s)
Samuel N. Borgese	66	President & Chief Executive Officer
Amy L. Bertauski	45	Chief Financial Officer, Treasurer and Secretary
Jeremy T. Reed	41	Vice President of Operations
David Cavallin	47	Vice President of Finance
Nicole A. Williams	41	Vice President, Controller and Asst. Secretary
Michael K. Martin	52	Vice President of Human Resources
Robert Kim	51	Vice President of Marketing
Philip E. Berney	51	Director
Stephen C. Dutton	32	Director
J. David Karam	56	Director
Michael P. O’Donnell	58	Director
Stanley de J. Osborne	44	Director

Executive Officers

Samuel N. Borgese joined Logan's Roadhouse in October 2014 as our President and Chief Executive Officer. Prior to Logan's Roadhouse, Mr. Borgese served as the Chief Executive Officer of Max Brenner International, which manufactures chocolate products and delivers them through a global system of chocolate bar restaurants and shops. In 2011, Mr. Borgese was Executive Chairman of El Pollo Loco. From 2008 to 2011, he was first Interim President and Chief Executive Officer and then permanent President and Chief Executive Officer of CB Holding Corp., the parent of Charlie Brown's Steakhouse and other chains. From 2003 to 2008, Mr. Borgese was employed by Catalina Restaurant Group, first as Chief Development Officer and later as President and Chief Executive Officer. Before that, he was Chief Executive Officer of an enterprise software company that supported 300 restaurant, retail and hospitality businesses in the lifecycle management of their real estate assets. Mr. Borgese holds a Certificate of Director Education from the National Association of Corporate Directors and has served on the Board of Directors for El Pollo Loco since 2011. With more than 30 years of senior executive and other leadership positions with public and private companies in the restaurant, retail and hospitality sectors, he is well-qualified to serve as our President and Chief Executive Officer.

Amy L. Bertauski has served as our Chief Financial Officer since December 2006. Ms. Bertauski has direct responsibility for all aspects of finance, accounting, treasury, benefits, supply chain management, and information technology. She joined Logan’s Roadhouse in May 2000 as the Director of Accounting. Ms. Bertauski was promoted to Vice President and Controller in August 2003 and to Senior Vice President of Accounting & Finance and Principal Accounting Officer in August 2006. Prior to joining Logan’s Roadhouse, Ms. Bertauski worked for two years with Applebee’s International as the Manager of Corporate Accounting and for three years at Rio Bravo as an Accounting Manager. In addition to her 20 years of restaurant industry experience, Ms. Bertauski also worked for four years with Arthur Andersen in their audit practice. Ms. Bertauski holds a B.S. in Accounting from the University of Illinois.

Jeremy T. Reed has served as our Vice President of Operations since June 2014 and is responsible for all aspects of day-to-day restaurant operations. Mr. Reed joined Logan's Roadhouse in March 1997 and has over 25 years of experience in the restaurant industry. Prior to joining Logan's Roadhouse, he worked for Ruby Tuesday's, as well as Ryan's Steakhouse.

David Cavallin has served as our Vice President of Finance since July 2006 and is responsible for Logan’s financial planning and analysis and operations analysis functions.  Mr. Cavallin joined Logan’s Roadhouse in June 2004 and has over 20 years of restaurant finance experience. Prior to joining Logan’s Roadhouse, Mr. Cavallin held various finance positions at Darden Restaurants from 1992 to 2004, most recently as Director of Planning and Analysis.  Prior to his restaurant industry experience, Mr. Cavallin was a Chartered Accountant and worked with Ernst & Young in their audit practice.  Mr. Cavallin holds a Bachelor of Commerce degree and Graduate Diploma in Public Accountancy, both from McGill University in Montreal, Canada.

Nicole A. Williams is our Vice President and Controller and also serves as our Principal Accounting Officer.  She is responsible for all financial reporting and audit requirements, as well as oversight of the company’s accounting, tax and benefit functions.  Ms. Williams joined Logan’s Roadhouse in June 2005 and was quickly promoted to Director of Accounting in 2006.  In 2009, she was promoted to Controller, and she has served as an officer of the Company since October 2011.  In addition to her nine years of restaurant experience, Ms. Williams has worked in various accounting roles of increasing responsibility throughout her 20 year accounting career.  Ms. Williams holds a B.S. in Accounting and a Masters in Tax from the University of Tennessee and is a Certified Public Accountant.

Michael K. Martin has served as our Vice President of Human Resources since July 2013 and oversees all aspects of human resources, training and asset protection strategies. His experience includes leading policy development and integration, talent management, employee relations and retention, vendor management, recruiting strategy development and corporate change management. Prior to joining Logan's Roadhouse, Mr. Martin worked for Jack in the Box, Inc., where he provided strategic leadership for the company's field human resources efforts, with primary focuses on leadership development and operational execution. Other previous employers include Wendy's International, Inc., Taco Bell and Stouffer Hotels and Resorts. He also served as a helicopter pilot in the U.S. Army from June 1985 to November 1991. Mr. Martin received his Bachelor of Science degree from Auburn University and his Masters in Organizational Development and Strategic Management from Chapman University.

Robert Kim has served as our Vice President of Marketing since June 2014. He is responsible for marketing and communications for the Logan's Roadhouse brand. His experience includes developing strategies and leading the development of tactics and creative to bring those strategies to life in retail environments. He was part of the field marketing and analysis leadership during his 17 year career with McDonald's. Prior to joining Logan's Roadhouse, he worked for J. Walter Thompson Advertising, Cronin and Co., Popeye's, Don Pablo's Mexican Restaurants and Leo Burnett Advertising.

Our executive officers are appointed by our board of directors and serve until their successors have been duly elected and qualified or their earlier resignation or removal. There are no family relationships among any of our directors or executive officers.

Board of Directors

Our board of directors is comprised of five members, including the individuals named below.

Philip E. Berney has served as a member of the board of directors since the consummation of the Transactions and is President and Managing Director of Kelso & Company, L.P. Prior to joining Kelso in 1999, he was a Senior Managing Director and Head of the High Yield Capital Markets group at Bear, Stearns & Co. Inc. Previously, he worked in High Yield Finance at The First Boston Corporation. Mr. Berney received a B.S. in Business Administration from the University of North Carolina at Chapel Hill, where he was a Morehead Scholar. He is a director of Eacom Timber Corporation, Tervita Corporation, Cronos Ltd and Power Team Services, LLC. Mr. Berney was a director of Wilton Re Holdings Limited. Mr. Berney brings to our board of directors extensive experience in corporate strategy and business development and his knowledge gained from service on the boards of various public and private companies.

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

J. David Karam has served as a member of our board of directors since September 2012. Mr. Karam is the Chief Executive Officer of Sbarro, a leading Italian quick service restaurant company. He joined Sbarro when he was appointed Chairman of the Board in January of 2012 and assumed the additional duties of CEO in March of 2013. Mr. Karam also owns Cedar Enterprises, a Wendy’s® franchisee with 150 Wendy’s restaurants in five states. He was most recently the President of Wendy’s International from 2008 to 2011. Prior to joining Wendy’s in 2008, Mr. Karam was president of Cedar Enterprises. He joined Cedar Enterprises in 1986 as Vice President of Finance before being promoted to President in 1989. He previously served as senior auditor for Touche & Ross from 1982 to 1986. Mr. Karam has a bachelor’s degree in accounting from The Ohio State University and is a graduate of the Owner President Management program at the Harvard University Graduate School of Business Administration. He is a member of the American Institute of Certified Public Accountants and the Ohio Society of Certified Public Accountants.

Michael P. O’Donnell has served as a member of our board of directors since June 2007. Mr. O’Donnell is currently President and CEO of Ruth’s Hospitality Group, a publicly traded restaurant group where he is responsible for the overall strategic and operational direction of the company. In addition to the board of Ruth’s Hospitality Group, Inc., Mr. O’Donnell is also a

Director of Cosi, Inc., Hickory Tavern and serves as a member of the Board of Trustees of Rollins College. Mr. O’Donnell has previously served as the Chief Executive Officer, President and Chairman of the Board of Champps Entertainment, Inc. from March 2005 to November 2007 and as Chief Executive Officer and Director of Sbarro, Inc. from September 2003 to March 2005. Prior to that, Mr. O’Donnell held the position of President and Chief Executive Officer of New Business at Outback Steakhouse, Inc. As a result of these and other professional experiences, Mr. O’Donnell brings to the board the knowledge, qualifications and leadership skills that come from 30 years of experience in the restaurant industry, including significant experience at the senior executive and board level in both the bar & grill and steakhouse segments. Mr. O’Donnell received his B.A. in English from Rollins College.

Stanley de J. Osborne has served as a member of the board of directors since the consummation of the Transactions and is a Managing Director at Kelso & Company, L.P. Prior to joining Kelso in 1998, Mr. Osborne was an Associate at Summit Partners. Previously, Mr. Osborne was an Associate in the Private Equity Group and Analyst in the Financial Institutions Group at J. P. Morgan 7 Co. He received a B.A. in Government from Dartmouth College. Mr. Osborne is a director of 4Refuel Canada LP, Global Geophysical Services, Inc., Hunt Marcellus, LLC, Power Team Services, LLC, Tallgrass Energy Partners, LP and T-II Holdings LLC. Mr. Osborne was a director of CVR Energy, Inc. Mr. Osborne’s qualifications to serve on our board of directors include his extensive experience in corporate finance, business strategy and corporate development and his knowledge gained from service on the boards of various public and private companies.

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

Our compensation committee is responsible for, among other matters: (a) reviewing and approving the compensation and benefits of our officers, directors and consultants; (b) reviewing and approving employment agreements and other similar arrangements between us and our executive officers; and (c) authorizing, ratifying and administering our stock option plans and certain incentive compensation plans. The members of our compensation committee are Chairman Stanley de J. Osborne, Philip E. Berney and Samuel N. Borgese, none of whom are “independent” as such term is defined by corporate governance standards.

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

Compensation Committee Interlocks and Insider Participation

Michael D. Andres, our former President and Chief Executive Officer, was a member of LRI Holdings' compensation committee during fiscal year 2014. No other current member of LRI Holdings’ compensation committee was an officer or employee during the last fiscal year, a former officer of LRI Holdings or Logan’s Roadhouse, Inc. or had any relationship requiring disclosure under Item 404 of Regulation S-K.

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

Section 16(a) Beneficial Ownership Reporting Compliance

As the Company does not have a class of equity securities registered pursuant to Section 12 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), none of its directors, officers or stockholders were subject to reporting requirements of Section 16(a) of the Exchange Act during the fiscal year ended August 3, 2014.

ITEM 11—EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information with respect to compensation for fiscal years 2014 and 2013 earned by, awarded to or paid to our named executive officers.

	Year	Salary ($)	Bonus ($)(1)	Option awards ($)(2)	Non-equity incentive plan compensation ($)(3)	All other compensation ($)(4)	Total ($)

Michael D. Andres (5)	2014	662,500	—	—	—	—	662,500
Former President and Chief Executive Officer	2013	285,000	300,000	4,791,600	—	—	5,376,600

Amy L. Bertauski	2014	368,146	—	—	—	4,638	372,785
Chief Financial Officer, Treasurer and Secretary	2013	350,000	—	—	—	1,205	351,205

V. Todd Townsend (6)	2014	273,877	—	—	—	45,117	318,994
Former Chief Marketing Officer	2013	271,154	25,000	1,001,328	—	519	1,298,001

James B. Kuehnhold (7)	2014	248,142	—	—	—	3,123	251,264
Former Senior Vice President of Operations

(1)
Represents discretionary bonuses for the following: Mr. Andres' bonus related to his minimum bonus for fiscal year 2013 pursuant to his employment agreement (as described below) and Mr. Townsend's hiring bonus.

(2)
The amounts set forth reflect the aggregate grant date fair value of stock options calculated in accordance with applicable accounting guidance.  See Note 17 of our consolidated financial statements included in Item 15 of this Report for additional information.  These amounts may not correspond to the actual value eventually realized by each named executive officer because the value realized will depend on the extent to which performance conditions are ultimately met.  The grant date fair value for the performance-based stock option grants to Mr. Townsend was calculated based on the probable outcome of the performance condition.

(3)	Represents amounts earned for each fiscal year under our annual cash incentive program. No amounts were earned under the program in fiscal years 2014 and 2013.

(4)	Represents the following for fiscal year 2014:

	Savings plan	Disability insurance	Severance
Name	($)	($)	($)
Michael D. Andres	—	—	—

Amy L. Bertauski	4,638	—	—

V. Todd Townsend	3,440	—	41,677

James B. Kuehnhold	3,123	—	—

(5) Mr. Andres joined the Company effective February 19, 2013 and departed the Company effective September 12, 2014.
(6) Mr. Townsend departed the Company effective June 13, 2014.
(7) Mr. Kuehnhold departed the Company effective September 19, 2014.

Narrative Disclosure to Summary Compensation Table

Effective February 19, 2013, Michael Andres was appointed to serve as our President, Chief Executive Officer and Chairman of our Board of Directors. On March 8, 2013, we entered into an employment agreement with Mr. Andres. Under the terms of the employment agreement, Mr. Andres was paid an annual base salary of $650,000, and had a target annual incentive bonus of 100% of his base salary. For fiscal year 2013, Mr. Andres received a minimum annual bonus of $300,000 under the terms of his employment agreement. Mr. Andres' employment agreement terminated upon his resignation from the Company as of September 12, 2014 and as a result of his termination, he is not entitled to any bonus for fiscal year 2014.
In connection with his commencement of employment, Mr. Andres was awarded stock options to purchase 120,000 shares of common stock of Roadhouse Holding under the Roadhouse Holding Inc. Stock Incentive Plan. Following termination of employment, Mr. Andres retained the right to exercise any vested options for the shorter of 60 days or until the normal option expiration date following termination.

Outstanding Equity Awards at Fiscal Year End 2014

The following table sets forth the number of stock options held by the named executive officers on August 3, 2014.  No other stock awards have been granted to the named executive officers.

	Number of securities underlying unexercised options (#) (1)		Number of securities underlying unexercised	Option	Option
Name	Exercisable	Unexercisable	unearned options (#) (2)	exercise price($/Sh)	expiration date
Michael D. Andres (3)	24,000	96,000	—	87.25	2/19/2023
Amy L. Bertauski	9,775	3,258	—	100.00	3/1/2021
	—	—	26,067	100.00	3/1/2021
V. Todd Townsend (4)	—	—	—	—
James B. Kuehnhold (5)	5,175	1,725	—	100.00	3/1/2021
	—	—	13,800	100.00	3/1/2021

(1)	These options represent time-based options granted under the Roadhouse Holding Inc. Stock Incentive Plan (the "2011 Plan"). Such options vest ratably over a four or five year period.

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

(3)	Mr. Andres' unexercisable options were canceled upon his departure from the Company on September 12, 2014, his exercisable options were forfeited 60 days following his termination.

(4)	Mr. Townsend's options were forfeited upon his departure from the Company on June 13, 2014, subject to the terms of a separation and release agreement.

(5)	Mr. Kuehnhold's options were forfeited upon his departure from the Company on September 19, 2014, subject to the terms of a separation and release agreement.

Director Compensation

Members of our board of directors who are also our employees or who are affiliated with Kelso do not receive cash or equity compensation for service on our board of directors.  J. David Karam and Michael P. O’Donnell, who as of August 3, 2014 were our only non-employee directors not affiliated with Kelso, received the following compensation for the fiscal year ended August 3, 2014.

	Fees earned or paid in cash (1)	Option awards	All other compensation	Total
Name	($)	($)	($)	($)
J. David Karam	25,000	—	—	25,000
Michael P. O'Donnell	25,000	—	—	25,000

(1)
Includes the fee paid for service on the board of directors during 2014.  Board members are also reimbursed for out-of-pocket expenses incurred in connection with their board service.  Such reimbursements are not included in this table.  There are no other fees earned for service on the board of directors.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

Roadhouse Holding owns, through Roadhouse Intermediate Inc., Roadhouse Midco Inc. and Parent, 100% of our common stock. The Kelso Affiliates and the Management Investors own all of the common stock of Roadhouse Holding.

The following table sets forth information as of November 18, 2014 with respect to the ownership of the common stock of Roadhouse Holding by:

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

Name of beneficial owner	Number of shares of common stock beneficially owned as of November 18, 2014	Percent of class (6)
Kelso Investment Associates VIII, L.P.(1)(2)	2,231,000	99.09
KEP VI, LLC(1)(2)	2,231,000	99.09
Frank T. Nickell(1)(2)	2,231,000	99.09
Thomas R. Wall, IV(1)(2)	2,231,000	99.09
George E. Matelich(1)(2)	2,231,000	99.09
Michael B. Goldberg(1)(2)	2,231,000	99.09
David I. Wahrhaftig(1)(2)	2,231,000	99.09
Frank K. Bynum, Jr.(1)(2)	2,231,000	99.09
Philip E. Berney(1)(2)(3)	2,231,000	99.09
Frank J. Loverro(1)(2)	2,231,000	99.09
James J. Connors, II(1)(2)	2,231,000	99.09
Church M. Moore(1)(2)	2,231,000	99.09
Stanley de J. Osborne(1)(2)(3)	2,231,000	99.09
Christopher L. Collins(1)(2)	2,231,000	99.09
Lynn Alexander(1)(2)	2,231,000	99.09
Stephen C. Dutton(2)(3)	—	—
J. David Karam(3)(5)	—	—
Michael P. O’Donnell(3)(5)	—	—
Samuel N. Borgese(4)(5)	—	—
Michael D. Andres(4)(5)	—	—
Amy L. Bertauski(4)(5)	10,000	*
V. Todd Townsend(4)(5)	—	—
James B. Kuehnhold(4)(5)	—	*
All executive officers and directors, as a group (14 persons)(1)	2,244,000	99.67
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

(2)	The business address for these persons is c/o Kelso & Company, L.P., 320 Park Avenue, 24th Floor, New York, New York 10022.

(3)	Members of our board of directors.

(4)	Named executive officers.

(5)	The business address for these persons is c/o LRI Holdings, Inc., 3011 Armory Drive, Suite 300, Nashville, Tennessee 37204.

(6)	This percentage is based on the number of outstanding shares of common stock as of November 18, 2014 (2,251,500 shares).

Equity Compensation Plan Information

The following table sets forth information concerning the shares of common stock that may be issued upon exercise of options under the 2011 Plan as of August 3, 2014:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	332,717	$89.11	67,283
Equity compensation plans not approved by security holders	—	—	—
Total	332,717	89.11	67,283

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

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accountants

Deloitte & Touche, LLP (“Deloitte”) served as our independent registered public accounting firm for the fiscal years ended August 3, 2014 and July 28, 2013.  The following table sets forth (in thousands) fees billed or estimated to be billed to us by Deloitte for fiscal year 2014 and fiscal year 2013:

	Fiscal year 2014	Fiscal year 2013
Audit fees	$810	$629
Tax fees	25	—
All other fees	2	2
Total	$837	$631
      Audit fees include fees for the annual audit of our consolidated financial statements and reviews of our interim financial statements and services normally provided by our accountants in connection with statutory and regulatory filings or engagements.

Tax fees consist of fees for tax advisory services to assess the tax impact of new tangible property regulations.

All other fees consist of fees other than the services reported above.  The services provided consisted of a subscription to an accounting research website.

Audit Committee Pre-Approval Policy

Pursuant to our Audit Committee Charter, all permissible services to be performed by Deloitte must be pre-approved by the Audit Committee.

PART IV
ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

		Page
(a)(1)	Index to Consolidated Financial Statements:
	Report of Independent Registered Public Accounting Firm	56
	Consolidated Balance Sheets	57
	Consolidated Statements of Operations	58
	Consolidated Statements of Stockholders' Equity	59
	Consolidated Statements of Cash Flows	60
	Notes to Consolidated Financial Statements	61

(a)(2)	Financial Statement Schedules:
	All financial schedules have been omitted either because they are not applicable or because the required information is provided in our consolidated financial statements and notes thereto.

(a)(3)	Exhibits:
	An "Exhibit Index" has been filed as part of this Annual Report on Form 10-K beginning on page 82 hereof and is incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of LRI Holdings, Inc.
Nashville, Tennessee

We have audited the accompanying consolidated balance sheets of LRI Holdings, Inc. and subsidiaries (the "Company"), a wholly-owned subsidiary of Roadhouse Holding, Inc., as of August 3, 2014 and July 28, 2013, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three fiscal years ended August 3, 2014, July 28, 2013, and July 29, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at August 3, 2014 and July 28, 2013, and the results of their operations and their cash flows for each of the three fiscal years ended August 3, 2014, July 28, 2013, and July 29, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Nashville, Tennessee
November 18, 2014

LRI Holdings, Inc.
Consolidated Balance Sheets

(In thousands, except share data)	August 3, 2014	July 28, 2013
ASSETS
Current assets:
Cash and cash equivalents	$9,170	$23,708
Receivables	9,734	9,583
Inventories	13,832	12,887
Prepaid expenses and other current assets	6,887	4,337
Income taxes receivable	115	432
Total current assets	39,738	50,947
Property and equipment, net	209,078	223,724
Other assets	13,273	16,085
Goodwill	163,368	192,590
Tradename	71,251	71,694
Other intangible assets, net	17,190	19,272
Total assets	$513,898	$574,312
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable	$17,414	$18,770
Payable to RHI	2,721	1,118
Other current liabilities and accrued expenses	51,683	52,383
Total current liabilities	71,818	72,271
Long-term debt	355,000	355,000
Deferred income taxes	27,607	27,745
Other long-term obligations	46,599	43,649
Total liabilities	501,024	498,665
Commitments and contingencies (Note 12)	—	—
Stockholder’s equity:
Common stock ($0.01 par value; 100 shares authorized; 1 share issued and outstanding)	—	—
Additional paid-in capital	230,000	230,000
Retained deficit	(217,126)	(154,353)
Total stockholder’s equity	12,874	75,647
Total liabilities and stockholder’s equity	$513,898	$574,312

See accompanying notes to consolidated financial statements.

LRI Holdings, Inc.
Consolidated Statements of Operations

	Fiscal year
(In thousands)	2014	2013	2012
Revenues:
Net sales	$638,665	$647,425	$629,987
Franchise fees and royalties	2,216	2,175	2,186
Total revenues	640,881	649,600	632,173
Costs and expenses:
Restaurant operating costs:
Cost of goods sold	218,448	218,327	207,225
Labor and other related expenses	195,245	191,945	184,310
Occupancy costs	55,200	52,926	48,780
Other restaurant operating expenses	103,024	105,759	100,680
Depreciation and amortization	20,366	20,949	20,309
Pre-opening expenses	324	2,721	4,808
General and administrative	31,564	30,901	25,373
Goodwill and intangible asset impairment	29,665	91,488	48,526
Store impairment and closing charges	7,139	4,658	4,438
Total costs and expenses	660,975	719,674	644,449
Operating loss	(20,094)	(70,074)	(12,276)
Interest expense, net	42,570	40,917	39,748
Loss before income taxes	(62,664)	(110,991)	(52,024)
Income tax provision (benefit)	109	(2,586)	(5,496)
Net loss	$(62,773)	$(108,405)	$(46,528)

See accompanying notes to consolidated financial statements.

LRI Holdings, Inc.
Consolidated Statements of Stockholder’s Equity

			Additional	Retained	Total
	Common		paid-in	income	stockholder's
(In thousands, except share data)	Shares	Amount	capital	(deficit)	equity
Balances at July 31, 2011	1	$—	230,000	580	230,580
Net loss	—	—	—	(46,528)	(46,528)
Balances at July 29, 2012	1	$—	230,000	(45,948)	184,052
Net loss	—	—	—	(108,405)	(108,405)
Balances at July 28, 2013	1	$—	230,000	(154,353)	75,647
Net loss	—	—	—	(62,773)	(62,773)
Balances at August 3, 2014	1	$—	$230,000	$(217,126)	$12,874

See accompanying notes to consolidated financial statements.

LRI Holdings, Inc.
Consolidated Statements of Cash Flows

	Fiscal year
(In thousands)	2014	2013	2012
Cash flows from operating activities:
Net loss	$(62,773)	$(108,405)	$(46,528)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	20,366	20,949	20,309
Other amortization	2,197	1,863	1,289
Loss on sale/disposal of property and equipment	3,023	2,147	3,467
Amortization of deferred gain on sale and leaseback transactions	(50)	(43)	(23)
Impairment charges for long-lived assets	7,139	4,658	4,438
Goodwill and intangible asset impairment	29,665	91,488	48,526
Share-based compensation expense	1,728	1,107	746
Deferred income taxes	(138)	(2,770)	(5,024)
Changes in operating assets and liabilities:
Receivables	(151)	(1,295)	1,672
Inventories	(1,140)	(538)	(979)
Prepaid expenses and other current assets	(2,550)	(44)	(927)
Other non-current assets and intangibles	(33)	(69)	(2,009)
Accounts payable	(1,611)	171	3,459
Payable to RHI	(125)	(38)	(48)
Income taxes payable/receivable	317	3,479	(223)
Other current liabilities and accrued expenses	(669)	(2,775)	2,898
Other long-term obligations	4,179	4,780	5,445
Net cash (used in) provided by operating activities	(626)	14,665	36,488
Cash flows from investing activities:
Loan to parent to repurchase shares	—	—	(1,450)
Purchase of property and equipment	(15,663)	(29,300)	(48,609)
Proceeds from sale and leaseback transactions, net of expenses	1,751	16,611	16,200
Net cash used in investing activities	(13,912)	(12,689)	(33,859)
Cash flows from financing activities:
Payments on revolving credit facility	(36,000)	(12,600)	(18,400)
Borrowings on revolving credit facility	36,000	12,600	18,400
Net cash provided by financing activities	—	—	—
(Decrease) increase in cash and cash equivalents	(14,538)	1,976	2,629
Cash and cash equivalents, beginning of period	23,708	21,732	19,103
Cash and cash equivalents, end of period	$9,170	$23,708	$21,732

See accompanying notes to consolidated financial statements.

LRI Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share data)
1. Description of the Business

LRI Holdings and subsidiaries (collectively the “Company”) is engaged in the operation and development of the Logan’s Roadhouse restaurant chain.  As of August 3, 2014, our restaurants operate in 23 states and are comprised of 234 company-owned restaurants and 26 franchise-owned restaurants.

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

Fiscal year

The Company operates on a 52 or 53-week fiscal year ending on the Sunday nearest to July 31.  The fiscal year ended August 3, 2014 ("fiscal year 2014") consisted of 53 weeks and July 28, 2013 (“fiscal year 2013”) and July 29, 2012 ("fiscal year 2012") each consist of 52 weeks.

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

Fair value of financial instruments

The Company measures certain financial assets and liabilities at fair value in accordance with the applicable accounting guidance. These assets and liabilities are measured at each reporting period and certain of these are revalued as required (see Note 9).

Cash and cash equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Receivables

Receivables consist primarily of bank credit card receivables, which are short in duration and considered collectible. The Company, therefore, does not provide for an allowance for doubtful accounts.

Inventories

Inventories consist of food, beverages and supplies and are valued at the lower of cost (first-in, first out method) or market.  Due to the nature of these inventories excess inventory is not maintained, and as such, no allowance for excess and/or obsolete inventory is provided. Supplies, consisting mainly of dishes, utensils and small equipment, represented $9.1 million and $8.4 million of the total inventory balance at August 3, 2014 and July 28, 2013, respectively.

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

As discussed further in Note 5, in the annual impairment test of goodwill, the Company uses a combination of the income and market methods of valuation to determine the fair value. The estimated fair value of the Company is compared to the carrying value to determine whether an indication of impairment exists. If impairment is indicated, then the implied fair value of the Company’s goodwill is determined by allocating the estimated fair value to the Company’s assets and liabilities (including any unrecognized intangible assets) as if the Company had been acquired in a business combination. The amount of impairment for goodwill is measured as the excess of the carrying value over the implied fair value.

For the annual impairment test of the indefinite-lived tradename asset, the Company primarily uses the relief from royalty method under the income approach method of valuation. The amount of impairment, if any, is measured as the excess of the carrying value over the fair value (see Note 5).

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

Store impairment and closing charges

The Company assesses the impairment of long-lived assets whenever changes in circumstances indicate that the carrying value may not be recoverable.  Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset or group of assets to the estimated undiscounted future identifiable cash flows expected to be generated by those assets.  Identifiable cash flows are measured at the lowest level where they are essentially independent of cash flows of other groups of assets and liabilities, generally at the restaurant level. If the carrying amount of an asset or group of assets exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset (see Note 7).

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

Summarized activity for the insurance reserves includes:

	Fiscal year
	2014	2013	2012
Reserve balance- beginning of period	$7,790	$7,019	$5,643
Add: provision	10,067	11,090	10,113
Less: payments	(11,109)	(10,319)	(8,737)
Reserve balance- end of period	$6,748	$7,790	$7,019

Beginning in fiscal year 2013, the Company's insurance reserves are recorded gross with an offsetting receivable for any amounts incurred above deductible limits. In fiscal year 2012, the insurance reserve was recorded net of any offsetting receivable, as such amounts were considered immaterial.

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

Occasionally, the Company is responsible for the construction of leased restaurant locations and for paying project costs that may be in excess of an agreed upon amount with the landlord. Applicable accounting guidance requires the Company to be considered the owner of these types of projects during the construction period. At August 3, 2014 and July 28, 2013, the following costs are included within property and equipment, net as construction in progress:

	August 3, 2014	July 28, 2013
Project costs for leased restaurants included in construction in progress	$551	$64

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

	Fiscal year
	2014	2013	2012
Advertising expense, net	$17,960	$21,596	$21,204

Share-based compensation

Stock options are granted with an exercise price equal to or greater than the fair market value of the underlying stock on the date of grant. Because there is no public market for LRI Holdings or RHI shares, fair market value is set based on the good-faith determination of the board of directors. The grant date fair values have been determined utilizing the Black-Scholes option pricing model for time-based options and a Monte Carlo simulation for performance-based options.  The Company recognizes expense for time-based options but not performance-based options, because they are contingent on a change in control which is not considered probable.  Stock option compensation expense has been calculated and recognized in general and administrative expenses, following applicable accounting guidance.  The Company’s share-based compensation expense is further described in Note 17.

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

Comprehensive income (loss)

Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting stockholder's equity that, under GAAP, are excluded from net income.

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

Application of new accounting standards

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), an amendment to the FASB Accounting Standards Codification. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update is effective for annual periods and interim periods within those periods beginning after December 15, 2016, which will require the Company to adopt these provisions in the first quarter of fiscal year 2018. The Company is currently evaluating the impact the guidance will have on our consolidated financial statements.
In July 2013, the FASB issued Accounting Standards Update 2013-11, Income Taxes (Topic 740), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The objective of this update is to eliminate the diversity in practice in the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. Under this guidance, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except in certain circumstances. This update does not require any new recurring disclosures and is effective for annual periods and interim periods within those periods beginning after December 15, 2013, which will require us to adopt these provisions in the first quarter of fiscal year 2015. The Company does not believe adoption of this guidance will have a material impact on our consolidated financial statements.

3. Property and Equipment, net

Property and equipment, net, as of August 3, 2014 and July 28, 2013, consists of the following:

	August 3, 2014	July 28, 2013
Land	$6,746	$6,746
Buildings	13,072	13,071
Restaurant equipment	67,357	63,178
Leasehold improvements	182,978	186,418
Construction in progress	2,236	2,194
	272,389	271,607
Accumulated depreciation and amortization	(63,311)	(47,883)
Property and equipment, net	$209,078	$223,724

Depreciation and amortization expense, excluding amortization of intangible assets, and interest capitalized into the cost of property and equipment, was as follows:

	Fiscal year
	2014	2013	2012
Depreciation and amortization expense	$19,037	$19,620	$18,980
Interest capitalized	49	316	631

The Company had property and equipment purchases accrued in accounts payable and other current liabilities and accrued expenses in the accompanying consolidated balance sheets of $1.4 million and $1.2 million at August 3, 2014 and July 28, 2013, respectively.

4. Other Assets

Other assets, as of August 3, 2014 and July 28, 2013, consist of the following:

	August 3, 2014	July 28, 2013
Debt issuance costs, net	$9,932	$12,680
Deposits	1,086	1,222
Non-qualified savings plan assets	2,033	1,939
Other	222	244
Total	$13,273	$16,085

5. Goodwill and Intangible Assets

Goodwill and tradename are indefinite-lived assets and are not subject to amortization, but are subject to annual impairment testing, or more frequently, if indications of impairment exist.  Other intangible assets and the related useful lives are as follows (all definite-lived intangible assets are amortized straight-line over the amortization period):

		August 3, 2014			July 28, 2013
	Weighted Average Life (Years)	Gross carrying amount	Accumulated Amortization	Net carrying amount	Gross carrying amount	Accumulated Amortization	Net carrying amount
Liquor licenses	Indefinite	$1,862	$—	$1,862	$1,862	$—	$1,862
Favorable contracts	0.8	2,533	(2,533)	—	2,533	(2,533)	—
Menu	5.0	5,356	(4,088)	1,268	5,356	(3,017)	2,339
Favorable leases	17.8	12,960	(2,874)	10,086	12,960	(2,121)	10,839
Franchise agreements	19.2	2,588	(514)	2,074	2,588	(380)	2,208
Liquor licenses	21.2	2,370	(470)	1,900	2,370	(346)	2,024
		$27,669	$(10,479)	$17,190	$27,669	$(8,397)	$19,272

Estimated future amortization of intangible assets to amortization expense and favorable leases to rent expense is as follows:

	Amortization expense	Rent expense
Fiscal year 2015	$1,329	$753
Fiscal year 2016	454	753
Fiscal year 2017	257	752
Fiscal year 2018	256	749
Fiscal year 2019	255	749
Thereafter	2,691	6,330
Total	$5,242	$10,086

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

The Company performs its annual impairment test of goodwill and the indefinite-lived tradename during the fourth quarter of each fiscal year or more frequently if indicators of impairment exist.  In the third quarter of fiscal year 2014, as a result of lowered new unit growth projections, the Company recognized the existence of impairment indicators requiring an interim goodwill impairment test. The Company updated its cash flow projections and related assumptions, performed step one of the goodwill impairment test and determined the fair value of its reporting unit exceeded the carrying value. Therefore, step two of the impairment test was not required and goodwill was not impaired. The Company also performed impairment testing on the indefinite-lived tradename and determined that its fair value exceeded the carrying value and no impairment was recorded.

During the testing completed in the fourth quarter of fiscal year 2014, the Company determined that its carrying value was in excess of its fair value and step two of the goodwill impairment test was performed. Based on the second step of the analysis, the Company recorded a non-cash impairment charge of $29.2 million. Factors culminating in the impairment included changes in projected performance due to lower revenue estimates based on recent traffic trends, adjustments to new unit growth assumptions and the continued negative impact of commodity inflation. We believe the key assumptions included in the step one analysis to be the long-term revenue growth rate and the weighted average cost of capital.  We used a long-term revenue growth rate inclusive of existing restaurant growth and new restaurant openings which averaged approximately 5% (excluding the perpetuity assumption) and the weighted average cost of capital used was approximately 14%.  If we were to assume the following 100 basis point movements for these key assumptions in our fiscal year 2014 step one analysis holding all other factors constant, the incremental goodwill impairment would have been:

100 basis point decrease in long-term revenue growth rate                             $43.8 million
100 basis point increase in the weighted average cost of capital                     $19.7 million

During fiscal year 2013 and fiscal year 2012, the Company recorded non-cash goodwill impairment charges of $91.5 million and $48.5 million, respectively, due to changes in projected performance from lower revenue estimates based on recent traffic trends, adjustments to new unit growth assumptions and the continued negative impact of commodity inflation.

The changes in the carrying amount of goodwill during fiscal year 2014 are as follows:

Goodwill, as of July 28, 2013	$192,590
Impairment	29,222
Goodwill, as of August 3, 2014	$163,368

In the annual impairment test of the indefinite-lived tradename intangible asset, we primarily use the relief from royalty method under the income approach method of valuation. Significant assumptions include growth assumptions, future trends in sales, a royalty rate and appropriate discount rate.  The testing completed during the fourth quarter of fiscal year 2014 used a discount rate of approximately 15% which resulted in a non-cash impairment charge of $0.4 million. Factors culminating in the impairment included changes in projected performance due to lower revenue estimates based on recent traffic trends and adjustments to new unit growth assumptions. If we were to assume the following 100 basis point movements for the key assumptions in our fiscal year 2014 step one analysis holding all other factors constant, the incremental indefinite-lived tradename impairment would have been:

100 basis point decrease in long-term revenue growth rate                             $2.3 million
100 basis point increase in the weighted average cost of capital                     $6.2 million

In fiscal year 2013 and fiscal year 2012, the Company performed the annual impairment tests of the indefinite-lived tradename and no indication of impairment existed.

6. Other Current Liabilities and Accrued Expenses and Other Long-Term Obligations

Other current liabilities and accrued expenses, as of August 3, 2014 and July 28, 2013, consist of the following:

	August 3, 2014	July 28, 2013
Accrued expenses	$2,633	$1,021
Accrued interest	11,506	10,872
Bonus and incentive awards	560	1,792
Accrued vacation	991	1,015
Deferred revenue	9,550	5,780
Insurance reserves	6,748	7,790
Payroll related accruals	9,367	14,700
Taxes payable	10,328	9,413
Total	$51,683	$52,383

Other long-term obligations, as of August 3, 2014 and July 28, 2013, consist of the following:

	August 3, 2014	July 28, 2013
Deferred rent liability	$18,475	$14,169
Asset retirement obligation	2,496	2,271
Non-qualified savings plan liability	2,033	1,939
Unfavorable leases	22,431	23,832
Deferred gain on sale and leaseback transactions	898	950
Other	266	488
Total	$46,599	$43,649

7. Store Impairment and Closing Charges

Impairment charges

The Company performs long-lived asset impairment analyses throughout the year.  During fiscal year 2014, fiscal year 2013, and fiscal year 2012, the Company determined that eight, eleven, and three additional restaurants, respectively, had carrying amounts in excess of their fair values, and also wrote-off additional asset expenditures with respect to restaurants that had been fully impaired in previous years.  The assessments compared the carrying amounts of each restaurant to the estimated future undiscounted net cash flows of that restaurant and an impairment charge was recorded based on the amount by which the carrying amount of the assets exceeded their fair value. Fair value was determined based on an assessment of individual site characteristics and local real estate market conditions along with estimates of future cash flows. Impairment charges were recorded as follows:

	Fiscal year
	2014	2013	2012
Impairment charges	$7,139	$4,658	$4,438

8. Long-Term Debt

Long-term debt obligations at August 3, 2014 and July 28, 2013, consist of the following:

	August 3, 2014	July 28, 2013
Senior Secured Notes, bearing interest at 10.75%	$355,000	$355,000
Senior secured revolving credit facility	—	—
	355,000	355,000
Less: current maturities	—	—
Long-term debt, less current maturities	$355,000	$355,000

Senior Secured Revolving Credit Facility, as amended

In connection with the Transactions, the Company entered into the Senior Secured Revolving Credit Facility that provides a $30.0 million revolving credit facility with a maturity date of October 4, 2015. The Senior Secured Revolving Credit Facility includes a $12.0 million letter of credit sub-facility and a $5.0 million swingline sub-facility. As of August 3, 2014, the Company had no borrowings drawn on the Senior Secured Revolving Credit Facility and $3.5 million of undrawn outstanding letters of credit resulting in available credit of $26.5 million.

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

Subsequent to October 15, 2013, Logan’s Roadhouse, Inc. may redeem all or part of the Senior Secured Notes at redemption prices (expressed as a percentage of principal amount) ranging from 108.1% to 100.0%, plus accrued and unpaid interest. As of August 3, 2014, no portion of the Senior Secured Notes has been redeemed.

The Senior Secured Revolving Credit Facility and the Indenture that governs the Senior Secured Notes contain significant financial and operating covenants.  The non-financial covenants include prohibitions on the Company and the Company’s guarantor subsidiaries’ ability to incur certain additional indebtedness or to pay dividends. Additionally, the Indenture subjects the Company to the reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as a non-accelerated filer, even if the Company is not specifically required to comply with such sections of the Exchange Act. Failure to comply with these covenants constitutes a default and may lead to the acceleration of the principal amount and accrued but unpaid interest on the Senior Secured Notes. On January 24, 2014, the Company executed an amendment to the Senior Secured Revolving Credit Facility which included: removing the previous consolidated leverage and consolidated interest coverage covenants; adding a consolidated first lien leverage covenant and amending the maximum capital expenditure limit in each of the remaining years. The terms of the amendment also included an increase in the applicable margin for borrowings; payment of a consent fee and a requirement to provide monthly unaudited preliminary financial statements to the lenders under the Senior Secured Revolving Credit Facility.  As of August 3, 2014, the Company was in compliance with all material covenants.

As of the date of filing, the Senior Secured Revolving Credit Facility is current. The Company expects to extend the existing facility beyond the current expiration date. If the current lenders are not willing to extend the Senior Secured Revolving Credit Facility under acceptable terms, the Company expects to secure another revolving credit facility sufficient to meet future cash flow needs. If the Company is unable to extend or replace the existing Senior Secured Revolving Credit Facility, it may not be able to continue to fund operations or service future debt requirements.

Debt issuance costs

The Company incurred $19.2 million of debt issuance costs in connection with obtaining new financing as a result of the Transactions.  These costs were capitalized and will be amortized to interest expense over the lives of the respective debt instruments. Amortization of debt issuance costs in the fiscal years ended August 3, 2014, July 28, 2013 and July 29, 2012 was as follows:

	Fiscal year
	2014	2013	2012
Amortization of debt issuance costs	$2,845	$2,511	$1,937

9. Fair Value Measurements

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

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of August 3, 2014 and July 28, 2013:

	Level	August 3, 2014	July 28, 2013
Deferred compensation plan assets(1)	1	$2,033	$1,939

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

The carrying value of long-term debt as of August 3, 2014 and July 28, 2013 was $355.0 million.  The fair value of long-term debt as of August 3, 2014 and July 28, 2013 was $279.6 million and $337.3 million, respectively.  The fair value of the Company’s publicly traded debt is based on quoted market prices.  The estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During fiscal year 2014, the Company recorded a goodwill impairment charge of $29.2 million. The fair value of goodwill was determined to be $163.4 million. During fiscal year 2013, the Company recorded a goodwill impairment charge of $91.5 million. The fair value of goodwill was determined to be $192.6 million. During fiscal year 2012, the Company recorded a goodwill impairment charge of $48.5 million.  The fair value of goodwill was determined to be $284.1 million. The fair values were determined using assumptions of projected new unit growth, future trends in sales, profitability, changes in working capital along with an appropriate discount rate. The majority of the inputs are unobservable and thus are considered to be Level 3 inputs.  See Note 5 for further information regarding the impairment of goodwill.  Additionally, during fiscal years 2014, 2013 and 2012, the Company determined that eight, eleven and three additional restaurants, respectively, required impairment.  Fair value of the restaurants was calculated using a cash flow model which included estimates for projected annual revenue growth rates and projected cash flows.  The Company has determined that the majority of the inputs used to value its long-lived assets held and used are unobservable inputs, and thus, are considered Level 3 inputs.  See Note 7 for further information on the impairment of these long-lived assets.

10. Income Taxes

Significant components of the Company’s net deferred tax liability consist of the following:

	August 3, 2014	July 28, 2013
Deferred tax assets:
Accrued compensation and related costs	$633	$781
Insurance reserves	2,265	2,639
Other reserves	85	156
Share-based compensation	1,696	1,029
Deferred rent	7,121	5,455
Unredeemed gift cards	108	220
Unfavorable leases	8,646	9,175
General business and other tax credits	32,531	26,346
Net operating loss carryforwards	6,141	3,142
Transaction costs	2,312	2,652
Total deferred tax assets	61,538	51,595
Valuation allowance	(25,130)	(8,552)
Total net deferred tax assets	36,408	43,043
Deferred tax liabilities:
Intangibles	33,515	34,447
Property and equipment	27,010	31,981
Supplies inventory	3,490	3,233
Prepaid expenses	—	1,127
Total deferred tax liabilities	64,015	70,788
Net deferred tax liability	$27,607	$27,745

Current deferred tax asset	$—	$—
Non-current deferred tax liability	(27,607)	(27,745)
Net deferred tax liability	$(27,607)	$(27,745)

The Company routinely assesses whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment. Based upon the Company’s level of historical taxable income and projections for future taxable income over the periods that the deferred tax assets are expected to be deductible, the Company had a valuation allowance of $25.1 million as of August 3, 2014 and $8.6 million as of July 28, 2013. Realization of the tax benefit of such deferred income tax assets may remain uncertain for the foreseeable future, even if the Company generates taxable income, since certain deferred income tax assets are subject to various limitations and may only be used to offset income of certain entities and in certain jurisdictions. The Company has general business and other tax credits totaling $32.5 million available to offset future taxes which begin to expire in fiscal year 2027.  Federal and State net operating loss carryforwards totaling $6.1 million begin to expire in fiscal year 2016.

The components of the provision for (benefit from) income taxes were as follows:

	Fiscal year
	2014	2013	2012
Current:
Federal	$(11)	$3	$(165)
State and local	258	181	(306)
Deferred:
Federal	57	(1,795)	(4,684)
State and local	(195)	(975)	(341)
Total provision for (benefit from) income taxes	$109	$(2,586)	$(5,496)

The following table includes a reconciliation of the federal statutory rate to our effective tax rate:

	Fiscal year
	2014	2013	2012
Tax at federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	0.9%	0.3%	0.8%
General business and other tax credits	5.9%	3.8%	7.2%
Goodwill impairment	(16.3)%	(28.9)%	(32.7)%
Valuation allowance	(26.5)%	(7.7)%	—%
Effect of rate change and other, net	0.8%	(0.2)%	0.3%
Effective tax rate	(0.2)%	2.3%	10.6%

The effective tax rates for fiscal years 2014 and 2013 were reduced by the valuation allowance and the non-deductible goodwill impairment charges recorded, partially offset by wage credits.  The effective tax rate for fiscal year 2012 was impacted by the non-deductible goodwill impairment charge partially offset by wage credits.

The Company is included in the consolidated tax return of RHI, but the Company’s income tax provision has been prepared as if the Company filed a federal tax return at the LRI Holdings consolidated level. As of August 3, 2014, the Company did not have material unrecognized tax benefits. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. For the presented periods, no interest or penalties have been recorded in the consolidated financial statements.

11. Leases

As of August 3, 2014, the Company leases 225 restaurant facilities as well as office facilities and equipment under non-cancelable lease agreements. These leases have all been classified as operating leases. A majority of the Company’s lease agreements provide for renewal options and contain escalation clauses. Additionally, certain restaurant leases provide for contingent rent payments based upon sales volume in excess of specified minimum levels.

The following is a schedule by year of the future minimum rental payments required under operating leases as of August 3, 2014. The amounts include optional renewal periods when it is probable that the Company will exercise the options.

Year	Total
Fiscal year 2015	$42,298
Fiscal year 2016	42,702
Fiscal year 2017	43,072
Fiscal year 2018	43,335
Fiscal year 2019	43,434
Thereafter	563,599
Total	$778,440

Rent expense included the following:

	Fiscal year
	2014	2013	2012
Minimum	$46,083	$44,605	$41,819
Contingent	51	67	88
Total	$46,134	$44,672	$41,907

The Company uses sale and leaseback transactions as a financing mechanism.  The sale and leaseback transactions may include land and building or building only.  The leases generally have initial terms of 20 years and have all been classified as operating leases.  The Company recognizes losses in the period of sale and defers gains to be amortized over the related lease life.

During fiscal year 2014, the Company sold and leased back one building constructed on leased land. The transaction resulted in a realized loss of $0.7 million. During fiscal year 2013, the Company sold and leased back ten buildings constructed on leased land.  The transactions resulted in deferred gains of $0.3 million and realized losses of $0.6 million.  During fiscal year 2012, the Company sold and leased back ten buildings constructed on leased land.  These transactions resulted in a deferred gain of $0.6 million and realized losses of $0.1 million.

12. Commitments and Contingencies

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

13. Related Party Transactions

Stockholders’ agreement

The Kelso Affiliates and the Management Investors own all of the outstanding capital stock of our ultimate parent company, RHI.  RHI entered into a stockholders’ agreement, dated October 4, 2010, between the Kelso Affiliates and the Management Investors (the “Stockholders Agreement”) that contains, among other things, provisions relating to RHI’s governance, transfer restrictions, call rights, tag-along rights and drag-along rights. The Stockholders Agreement provides that the Kelso Affiliates are entitled to elect (or cause to be elected) all of RHI’s directors.  The Company’s Chief Executive Officer is currently and will continue to be a member of the Board as long as he remains employed in this capacity and is duly appointed.

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

Advisory agreement

In connection with the Transactions, Logan’s Roadhouse, Inc. entered into an advisory agreement with Kelso (the “Advisory Agreement”) pursuant to which the Company paid Kelso a one-time advisory fee of $7.0 million and reimbursed Kelso for out-of-pocket costs and expenses incurred in connection with the Transactions.  In addition, pursuant to the Advisory Agreement, Kelso will provide the Company with financial advisory and management consulting services in return for annual fees of $1.0 million to be paid quarterly.  The Company will pay Kelso transaction service fees upon the completion of certain types of transactions that directly or indirectly involve the Company and will indemnify Kelso and certain of Kelso’s officers, directors, partners, employees, agents and control persons for any losses and liabilities arising out of the Advisory Agreement.  During the first quarter of fiscal year 2014, the Advisory Agreement was amended to allow the annual advisory fee to accrue on a daily basis and become payable at Kelso's sole discretion. For the fiscal year ended August 3, 2014, the Company recognized $1.0 million of management advisory fees.  As of August 3, 2014, the Company had accrued advisory fees of $0.8 million.

14. Restructuring

In connection with the departure of two officers during fiscal year 2013, the Company incurred a one-time charge of $1.3 million related to termination benefits and recorded an adjustment of $0.1 million for the forfeiture of unvested options to purchase stock, within general and administrative expenses. In addition, RHI incurred a liability to the former officers totaling $2.2 million related to the repurchase of shares of RHI common stock. Thus, as of August 3, 2014, 2,259,500 shares were issued and outstanding and owned by Kelso Affiliates (99%) and Management Investors (1%). Pursuant to the Roadhouse Holding Inc. Stockholders Agreement, the Board of Directors determined that the payment of the purchase price in conjunction with the repurchase of shares would be delayed resulting in a liability to the former officers. Concurrent with the previous Chief Executive Officer's acceptance of new employment and forfeiture of partial termination benefits which occurred during fiscal year 2014, the Board of Directors agreed to pay a portion of the liability equal to the amount of forfeited termination benefits on a monthly basis. After payment of approximately $0.1 million towards the share repurchase, the Board of Directors elected to defer any additional payments. All past and future payments related to these share repurchases are funded by LRI Holdings and create a receivable from RHI.

15. Employee Retirement Plans

Employee savings plan

The Logan’s Roadhouse, Inc. Employee Savings Plan is a defined contribution plan that complies with Section 401(k) of the Internal Revenue Code of 1986, as amended, (the “IRC”). Employees may voluntarily contribute between 1% and 75% of their annual pay into the plan, subject to IRC limitations. The Company currently matches 25% of employee’s deferral not to exceed a deferral of 6% of the eligible employee’s total compensation. The Company’s matching contributions are funded concurrent with each payroll, and the expense of the matching program was as follows:

	Fiscal year
	2014	2013	2012
401k matching contribution	$241	$252	$247

Non-qualified savings plan

The Company established the Logan’s Roadhouse, Inc. Non-Qualified Savings Plan for the benefit of a select group of management. Eligible employees can defer between 1% and 50% of their base compensation and/or between 1% and 100% of performance based compensation, as defined. The Company currently matches 25% of the employee’s deferral not to exceed a deferral of 4% of the eligible employee’s total compensation.  In accordance with applicable accounting guidance, the amounts held in the rabbi trust are included in the Company’s consolidated financial statements. The amount included in other assets and the offsetting liability in other long-term obligations for the plan was $2.0 million and $1.9 million at each of August 3, 2014 and July 28, 2013. The Company’s matching contributions are funded concurrent with each payroll, and the expense of the matching program was as follows:

	Fiscal year
	2014	2013	2012
Non-qualified savings plan matching contribution	$43	$33	$39

16. Capitalization

As a result of the Transactions and the cancellation of all previously outstanding equity, LRI Holdings authorized 100 shares of $0.01 par value per share common stock.  As of August 3, 2014, there is only one share issued and outstanding which is owned by Roadhouse Parent Inc., a wholly owned subsidiary of RHI.  RHI has 5,000,000 shares of $0.01 par value per share common stock authorized and as of August 3, 2014, 2,259,500 shares were issued and outstanding.  As of August 3, 2014, RHI shares are owned by the Kelso Affiliates (99%) and the Management Investors (1%).  RHI has made an indirect capital contribution through its subsidiaries to LRI Holdings in the amount of $230.0 million.

17. Share-Based Awards and Compensation Plans

On January 18, 2011, RHI adopted the Roadhouse Holding Inc. Stock Incentive Plan (the “2011 Plan”), pursuant to which options to purchase approximately 13%, or 345,000 shares, of the common stock of RHI on a fully diluted basis were available for grant to our officers, directors and key employees. Approximately 95% of the initial option pool was awarded on March 1, 2011.  On March 8, 2013, the Plan was amended to increase the number of shares authorized to 400,000 shares. As of August 3, 2014, due to forfeitures and subsequent grants, approximately 17% of the option pool is available for future grants.  Options granted under the 2011 Plan expire on the ten-year anniversary of the grant date.

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

Because there is no public market for RHI shares, fair market value is set based on the good faith determination of the board of directors.  The grant date fair values of the options granted have been determined utilizing the Black-Scholes option pricing model.  Since the Company does not have publicly traded equity securities, the expected volatilities are based on historical volatility of comparable public companies.  The expected term of the options granted represents the period of time that the options are expected to be outstanding.  The range of significant assumptions used in determining the underlying fair value of the options granted in fiscal year 2014 are as follows:

	Time-based options	Performance-based options
Valuation model	Black-Scholes	Monte Carlo Simulation
Expected volatility	70.0%	70.0%
Risk-free interest rate	1.4% - 2.6%	0.7%
Dividend yield	—%	—%
Expected term	8.00 years	5.0 years
Fair value of options granted	$28.40 - $29.33	$18.49

The following table summarizes stock option activity under the 2011 Plan for the Successor period ended August 3, 2014:

	Time-based options		Performance-based options
	Number	Weighted average exercise price	Number	Weighted average exercise price
Options outstanding as of July 28, 2013	191,728	$92.02	143,492	$100.00
Granted	29,232	61.42	28,468	64.60
Exercised	—	—	—	—
Forfeited	(19,874)	99.32	(40,329)	99.33
Options outstanding as of August 3, 2014	201,086	$86.85	131,631	$100.00
As of August 3, 2014
Options vested	63,959		—
Options exercisable	63,959		—

The Company recorded share-based compensation expense of $1.7 million, $1.1 million and $0.7 million related to the time-based options in fiscal year 2014, fiscal year 2013 and fiscal year 2012, respectively, within general and administrative expenses.  The Company did not record share-based compensation expense related to the performance options as the likelihood of a change in control is not probable.  The average remaining life for all options outstanding at August 3, 2014 is approximately 7.9 years.  As of August 3, 2014 the share-based compensation expense, unrecognized compensation expense, and weighted average values for the time-based and performance options under the 2011 Plan are as follows:

	Time-based options	Performance-based options
Share-based compensation expense	$1,728	$—
Unrecognized compensation expense	4,251	n/a
Weighted-average years for unrecognized compensation expense	2.5 years	n/a
Weighted-average grant date fair value per option	$37.96	$24.20

18. Condensed Consolidating Financial Information

The Senior Secured Notes (described in Note 8) were issued by Logan’s Roadhouse, Inc. and guaranteed on a senior basis by its parent company, LRI Holdings, and each of its subsidiaries.  The guarantees are full and unconditional and joint and several.  The Company is providing condensed consolidating financial statements pursuant to SEC Regulation S-X Rule 3-10, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.”

The condensed consolidating financial information of Logan’s Roadhouse, Inc. and the guarantors is presented below:

Condensed Consolidated Balance Sheets

August 3, 2014	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
ASSETS
Current assets	$—	$39,738	$—	$39,738
Property and equipment, net	—	209,078	—	209,078
Other assets	—	136,233	(122,960)	13,273
Investment in subsidiary	331,897	—	(331,897)	—
Goodwill	—	163,368	—	163,368
Tradename	—	71,251	—	71,251
Other intangible assets, net	—	17,190	—	17,190
Total assets	$331,897	$636,858	$(454,857)	$513,898
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities	$—	$71,818	$—	$71,818
Long-term debt	—	355,000	—	355,000
Deferred income taxes	—	27,607	—	27,607
Other long-term obligations	122,960	46,599	(122,960)	46,599
Stockholder’s equity	208,937	135,834	(331,897)	12,874
Total liabilities and stockholder’s equity	$331,897	$636,858	$(454,857)	$513,898

July 28, 2013	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
ASSETS
Current assets	$—	$50,947	$—	$50,947
Property and equipment, net	—	223,724	—	223,724
Other assets	1,528	135,363	(120,806)	16,085
Investment in subsidiary	330,512	—	(330,512)	—
Goodwill	—	192,590	—	192,590
Tradename	—	71,694	—	71,694
Other intangible assets, net	—	19,272	—	19,272
Total assets	$332,040	$693,590	$(451,318)	$574,312
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities	$—	$72,271	$—	$72,271
Long-term debt	—	355,000	—	355,000
Deferred income taxes	—	27,745	—	27,745
Other long-term obligations	120,806	43,649	(120,806)	43,649
Stockholder’s equity	211,234	194,925	(330,512)	75,647
Total liabilities and stockholder’s equity	$332,040	$693,590	$(451,318)	$574,312

Condensed Consolidated Statements of Operations

Fiscal year 2014	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
Total revenues	$—	$640,881	$—	$640,881
Total costs and expenses	138	660,837	—	660,975
Operating loss	(138)	(19,956)	—	(20,094)
Interest expense, net	2,154	40,416	—	42,570
Loss before income taxes	(2,292)	(60,372)	—	(62,664)
Income tax provision	5	104	—	109
Net loss	$(2,297)	$(60,476)	$—	$(62,773)

Fiscal year 2013	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
Total revenues	$—	$649,600	$—	$649,600
Total costs and expenses	195	719,479	—	719,674
Operating loss	(195)	(69,879)	—	(70,074)
Interest expense, net	2,077	38,840	—	40,917
Loss before income taxes	(2,272)	(108,719)	—	(110,991)
Income tax benefit	(53)	(2,533)	—	(2,586)
Net loss	$(2,219)	$(106,186)	$—	$(108,405)

Fiscal year 2012	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
Total revenues	$—	$632,173	$—	$632,173
Total costs and expenses	134	644,315	—	644,449
Operating loss	(134)	(12,142)	—	(12,276)
Interest expense, net	2,041	37,707	—	39,748
Loss before income taxes	(2,175)	(49,849)	—	(52,024)
Income tax benefit	(230)	(5,266)	—	(5,496)
Net loss	$(1,945)	$(44,583)	$—	$(46,528)

Condensed Consolidated Statements of Cash Flows

Fiscal year 2014	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
Net cash used in operating activities	$(143)	$(483)	$—	$(626)
Net cash provided by (used in) investing activities	143	(14,055)	—	(13,912)
Net cash provided by financing activities	—	—	—	—
Decrease in cash and cash equivalents	—	(14,538)	—	(14,538)
Cash and cash equivalents, beginning of period	—	23,708	—	23,708
Cash and cash equivalents, end of period	$—	$9,170	$—	$9,170

Fiscal year 2013	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
Net cash (used in) provided by operating activities	$(142)	$14,807	$—	$14,665
Net cash provided by (used in) investing activities	142	(12,831)	—	(12,689)
Net cash provided by financing activities	—	—	—	—
Increase in cash and cash equivalents	—	1,976	—	1,976
Cash and cash equivalents, beginning of period	—	21,732	—	21,732
Cash and cash equivalents, end of period	$—	$23,708	$—	$23,708

Fiscal year 2012	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
Net cash provided by operating activities	$96	$36,392	$—	$36,488
Net cash used in investing activities	(96)	(33,763)	—	(33,859)
Net cash provided by financing activities	—	—	—	—
Increase in cash and cash equivalents	—	2,629	—	2,629
Cash and cash equivalents, beginning of period	—	19,103	—	19,103
Cash and cash equivalents, end of period	$—	$21,732	$—	$21,732

19. Supplemental Cash Flow Information

The following table presents supplemental cash flow information:

	Fiscal year
	2014	2013	2012
Cash paid for:
Interest, excluding amounts capitalized	$38,872	$38,288	$37,979
Income taxes	213	354	715
Non-cash investing and financing activities:
Property accrued in accounts payable and accrued expenses	1,422	1,248	4,184
Asset retirement obligation additions	12	136	97
Deferred gain on sale and leaseback transactions	(3)	290	616

20. Selected Quarterly Financial Data (Unaudited)

Quarterly operating results are not necessarily representative of operations for a full year for various reasons, including the seasonal nature of our business and unpredictable weather conditions which may affect sales volume and food costs.  The following table presents our summarized quarterly results:

Fiscal year 2014*:	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter*
Total revenues	$147,530	$153,589	$169,708	$170,054
Operating (loss) income	(1,751)	1,545	8,824	(28,712)
Net loss	(12,070)	(8,991)	(1,728)	(39,984)

Fiscal year 2013:	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Total revenues	$150,770	$161,093	$175,501	$162,236
Operating income (loss)	4,151	5,891	8,507	(88,623)
Net (loss) income	(10,061)	5,515	515	(104,374)

* Fiscal year 2014 is a 53-week fiscal year. The 4th quarter of fiscal year 2014 contains 14 weeks.

21. Subsequent Events

During the first quarter of fiscal year 2015, the Company announced that Michael Andres would resign his positions as President, Chief Executive Officer and Chairman of the Board of Directors of the Company effective September 12, 2014. In connection with his departure, the Company announced the appointment of Gerard Lewis, who had previously served as an advisor to the Company for culinary strategy and menu development, as Interim President and Chief Executive Officer. Effective October 4, 2014, the Board of Directors of the Company appointed Samuel Borgese as its President and Chief Executive Officer and a member of the Board of Directors. In connection with this appointment, Mr. Lewis resigned his position as Interim President and Chief Executive Officer. In addition, on October 4, 2014, the Roadhouse Holding Inc. Amended and Restated Stock Incentive Plan was amended to increase the number of shares authorized. On November 14, 2014, the Company announced Mickey Mills as its Chief Operating Officer.

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

4.6	Form of 10.75% Senior Secured Note due 2017 (included in Exhibit 4.5 hereto). (a)
10.1†	Employment Agreement, dated October 4, 2014, by and between Logan's Roadhouse, Inc. and Samuel N. Borgese
10.2†	Roadhouse Holding Inc. Amended and Restated Stock Incentive Plan. (h)
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

10.6†	Form of Stock Option Agreement. (a)
10.7†	Logan’s Roadhouse, Inc. Non-Qualified Savings Plan, as Amended and Restated on January 1, 2014.
10.8†	Logan’s Roadhouse, Inc. Non-Qualified Savings Plan, Rabbi Trust Agreement.
10.9†	Logan’s Roadhouse, Inc. 2007 Stock Option Plan. (a)
10.10†	Separation Agreement by and among Logan’s Roadhouse, Inc., Roadhouse Holding, Inc. and Stephen R. Anderson dated March 19, 2012. (b)
10.11
Amendment No. 1 to Credit Agreement, dated as of September 4, 2012, among Logan’s Roadhouse, Inc., LRI Holdings, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent and the lenders a party thereto. (c)

10.12
Amendment No. 2 to Credit Agreement, dated as of April 26, 2013, among Logan’s Roadhouse, Inc., LRI Holdings, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent and the lenders a party thereto. (d)

10.13
Amendment No. 3 to Credit Agreement, dated as of January 24, 2014, among Logan’s Roadhouse, Inc., LRI Holdings, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent and the lenders party thereto. (i)

10.14†	Mutual Release and Separation Agreement, dated as of February 19, 2013, by and between Logan’s Roadhouse, Inc. and G. Thomas Vogel. (e)
10.15†	Employment Agreement, dated March 8, 2013, by and between Logan’s Roadhouse, Inc. and Michael D. Andres. (e)
10.16†	Amendment No. 1 to the Roadhouse Holding Inc. Stock Incentive Plan, effective as of March 8, 2013. (f)
10.17†	Separation and Release Agreement, dated as of March 18, 2013, between Logan’s Roadhouse, Inc. and Rob Effner. (f)
10.18	Amendment No. 1 to the Advisory Agreement, by and between Logan's Roadhouse, Inc. and Kelso & Company, L.P., dated October 24, 2013. (g)
10.19†	Separation and Release Agreement, dated as of June 6, 2014, by and among Logan’s Roadhouse, Inc., Roadhouse Holding Inc. and Vance T. Townsend. (h)
10.20†	Mutual Service Agreement, dated as of September 26, 2014, by and among Logan’s Roadhouse, Inc. and Gerard Lewis.
10.21†	Consulting Agreement, dated as of January 29, 2014, by and among Logan's Roadhouse, Inc. and G&S Food Group, a limited liability company controlled by Gerard Lewis.
10.22†	Amendment No. 1 to the Roadhouse Holding Inc. Amended and Restated Stock Incentive Plan.

10.23†	Amendment to the Logan's Roadhouse, Inc. Non-Qualified Savings Plan effective March 15, 2014.
21.1	List of Subsidiaries.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements from the Company’s Annual Report on Form 10-K for the fiscal year ended August 3, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholder's Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.*

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

(c)	Filed previously by the Company as an exhibit to its Current Report on Form 8-K (File No. 333-173579) filed on September 6, 2012.
(d)	Filed previously by the Company as an exhibit to its Current Report on Form 8-K (File No. 333-173579) filed on May 6, 2013.
(e)	Filed previously by the Company as an exhibit to its Quarterly Report on Form 10-Q for the quarter ended January 27, 2013 (File No. 333-173579) filed on March 12, 2013.
(f)	Filed previously by the Company as an exhibit to its Quarterly Report on Form 10-Q for the quarter ended April 28, 2013 (File No. 333-173579) filed on June 11, 2013.
(g)	Filed previously by the Company as an exhibit to its Annual Report on Form 10-K for the year ended July 28, 2013 (File No. 333-173579) filed on October 28, 2013.
(h)	Filed previously by the Company as an exhibit to its Quarterly Report on Form 10-Q for the quarter ended April 27, 2014 (File No. 333-173579) filed on June 10, 2014.
(i)	Filed previously by the Company as an exhibit to its Current Report on Form 8-K (File No. 333-173579) filed on January 30, 2014.
*	Furnished electronically herewith.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LRI Holdings, Inc.

Date:	November 18, 2014	By:	/s/ Samuel N. Borgese
Samuel N. Borgese
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Samuel N. Borgese	President, Chief Executive Officer and Director	November 18, 2014
Samuel N. Borgese	(Principal Executive Officer)

/s/ Amy L. Bertauski	Chief Financial Officer, Treasurer and Secretary	November 18, 2014
Amy L. Bertauski	(Principal Financial Officer)

/s/ Nicole A. Williams	Vice President, Controller and Asst. Secretary	November 18, 2014
Nicole A. Williams	(Principal Accounting Officer)

/s/ Philip E. Berney	Director	November 18, 2014
Philip E. Berney

/s/ Stephen C. Dutton	Director	November 18, 2014
Stephen C. Dutton

/s/ J. David Karam	Director	November 18, 2014
J. David Karam

/s/ Michael P. O'Donnell	Director	November 18, 2014
Michael P. O'Donnell

/s/ Stanley de J. Osborne	Director	November 18, 2014
Stanley de J. Osborne