Form 10-Q
period 2014-11-02
LRI HOLDINGS, INC.
filed 2014-12-22
CIK 1383875

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 2, 2014
- or -
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

As of December 22, 2014, the registrant has 1 Common Unit, $0.01 par value, outstanding (which is owned by Roadhouse Parent Inc., the registrant’s direct owner), and is not publicly traded.

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

LRI Holdings, Inc.
Condensed Consolidated Balance Sheets

(In thousands, except share data)	November 2, 2014	August 3, 2014
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$3,020	$9,170
Receivables	12,216	9,734
Inventories	14,316	13,832
Prepaid expenses and other current assets	6,510	6,887
Income taxes receivable	117	115
Total current assets	36,179	39,738
Property and equipment, net	207,710	209,078
Other assets	12,565	13,273
Goodwill	163,368	163,368
Tradename	71,251	71,251
Other intangible assets, net	16,669	17,190
Total assets	$507,742	$513,898
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable	$15,947	$17,414
Payable to RHI	2,384	2,721
Other current liabilities and accrued expenses	42,917	51,683
Total current liabilities	61,248	71,818
Long-term debt	372,000	355,000
Deferred income taxes	27,607	27,607
Other long-term obligations	46,995	46,599
Total liabilities	507,850	501,024
Commitments and contingencies (Note 5)	—	—
Stockholder’s equity:
Common stock ($0.01 par value; 100 shares authorized; 1 share issued and outstanding)	—	—
Additional paid-in capital	230,000	230,000
Retained deficit	(230,108)	(217,126)
Total stockholder’s equity	(108)	12,874
Total liabilities and stockholder’s equity	$507,742	$513,898

See accompanying notes to the condensed consolidated financial statements.

LRI Holdings, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Thirteen weeks ended
(In thousands)	November 2, 2014	October 27, 2013
Revenues:
Net sales	$145,213	$147,023
Franchise fees and royalties	529	507
Total revenues	145,742	147,530
Costs and expenses:
Restaurant operating costs:
Cost of goods sold	52,296	50,004
Labor and other related expenses	46,332	46,497
Occupancy costs	13,804	13,613
Other restaurant operating expenses	23,593	25,490
Depreciation and amortization	5,070	5,171
Pre-opening expenses	35	6
General and administrative	7,182	7,183
Restaurant impairment and closing charges	—	1,317
Total costs and expenses	148,312	149,281
Operating loss	(2,570)	(1,751)
Interest expense, net	10,412	10,319
Loss before income taxes	(12,982)	(12,070)
Income tax benefit	—	—
Net loss	$(12,982)	$(12,070)

See accompanying notes to the condensed consolidated financial statements.

LRI Holdings, Inc.
Condensed Consolidated Statements of Stockholder’s Equity
(unaudited)

	Common		Additional paid-in capital	Retained deficit	Total stockholder's equity
(In thousands, except share data)	Shares	Amount
Balances at July 28, 2013	1	$—	$230,000	$(154,353)	$75,647
Net loss	—	—	—	(12,070)	(12,070)
Balances at October 27, 2013	1	$—	$230,000	$(166,423)	$63,577

Balances at August 3, 2014	1	$—	$230,000	$(217,126)	$12,874
Net loss	—	—	—	(12,982)	(12,982)
Balances at November 2, 2014	1	$—	$230,000	$(230,108)	$(108)

See accompanying notes to the condensed consolidated financial statements.

LRI Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Thirteen weeks ended
(In thousands)	November 2, 2014	October 27, 2013
Cash flows from operating activities:
Net loss	$(12,982)	$(12,070)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,070	5,171
Other amortization	586	504
Loss on sale/disposal of property and equipment	868	500
Amortization of deferred gain on sale and leaseback transactions	(13)	(12)
Impairment charges for long-lived assets	—	1,317
Share-based compensation expense	(330)	396
Changes in operating assets and liabilities:
Receivables	(2,482)	259
Inventories	(484)	(526)
Prepaid expenses and other current assets	377	(1,136)
Other non-current assets and intangibles	(40)	(138)
Accounts payable	(1,355)	1,504
Payable to RHI	(7)	(56)
Income taxes payable/receivable	(2)	—
Other current liabilities and accrued expenses	(8,766)	(14,589)
Other long-term obligations	708	919
Net cash used in operating activities	(18,852)	(17,957)
Cash flows from investing activities:
Purchase of property and equipment	(4,298)	(3,105)
Net cash used in investing activities	(4,298)	(3,105)
Cash flows from financing activities:
Payments on revolving credit facility	(3,900)	(600)
Borrowings on revolving credit facility	20,900	1,600
Net cash provided by financing activities	17,000	1,000
Decrease in cash and cash equivalents	(6,150)	(20,062)
Cash and cash equivalents, beginning of period	9,170	23,708
Cash and cash equivalents, end of period	$3,020	$3,646

See accompanying notes to the condensed consolidated financial statements.

LRI Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share data)
(unaudited)

1. Basis of Presentation and Recent Accounting Pronouncements

LRI Holdings, Inc. (“LRI Holdings”) and its subsidiaries (collectively the “Company”, “we”, “our” or “us”) are engaged in the operation and development of the Logan’s Roadhouse restaurant chain.  As of November 2, 2014, our restaurants operate in 23 states and are comprised of 234 company-owned restaurants and 26 franchised restaurants.  LRI Holdings operates its business as one operating and one reportable segment.  The Company operates on a 52 or 53-week fiscal year ending on the Sunday nearest to July 31. The fiscal year ended August 3, 2014 was comprised of 53 weeks. The fiscal year ending August 2, 2015 will be comprised of 52 weeks.

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

Interim financial statements

We have prepared these condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature.  Operating results for the thirteen weeks ended November 2, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending August 2, 2015.  These statements should be read in conjunction with the consolidated financial statements and related notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 3, 2014 (the "Form 10-K").  The accounting policies used in preparing these condensed consolidated financial statements are the same as those described in the Form 10-K.

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

2. Long-Term Debt

Long-term debt obligations at November 2, 2014 and August 3, 2014, consist of the following:

	November 2, 2014	August 3, 2014
Senior Secured Notes, bearing interest at 10.75%	$355,000	$355,000
Senior Secured Revolving Credit Facility	17,000	—
	372,000	355,000
Less: current maturities	—	—
Long-term debt, less current maturities	$372,000	$355,000

Senior Secured Revolving Credit Facility, as amended

In connection with the Transactions, Logan’s Roadhouse, Inc., a wholly owned subsidiary of LRI Holdings, entered into the Senior Secured Revolving Credit Facility which provides a $30.0 million revolving credit facility with a maturity date of October 4, 2015. The Senior Secured Revolving Credit Facility includes a $12.0 million letter of credit sub-facility and a $5.0 million swingline sub-facility. As of November 2, 2014, the Company had borrowings of $17.0 million drawn on the Senior Secured Revolving Credit Facility and $3.9 million of undrawn outstanding letters of credit resulting in available credit of $9.1 million. The Senior Secured Revolving Credit Facility is classified as a long-term liability due to the Company executing an amendment to the Senior Secured Revolving Credit Facility subsequent to November 2, 2014, but prior to filing which extended the maturity date to April 30, 2017.

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

Subsequent to October 15, 2013, Logan’s Roadhouse, Inc. may redeem all or part of the Senior Secured Notes at redemption prices (expressed as a percentage of principal amount) ranging from 108.1% to 100.0%, plus accrued and unpaid interest. As of November 2, 2014, no portion of the Senior Secured Notes has been redeemed.

The Senior Secured Revolving Credit Facility and the Indenture that governs the Senior Secured Notes contain significant financial and operating covenants.  The non-financial covenants include prohibitions on the Company and the Company’s guarantor subsidiaries’ ability to incur certain additional indebtedness or to pay dividends. Additionally, the Indenture subjects the Company to the reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as a non−accelerated filer, even if the Company is not specifically required to comply with such sections of the Exchange Act.  Failure to comply with these covenants constitutes a default and may lead to the acceleration of the principal amount and accrued but unpaid interest on the Senior Secured Notes. On January 24, 2014 the Company executed an amendment to the Senior Secured Revolving Credit Facility which included: removing the previous consolidated leverage and consolidated interest coverage covenants; adding a consolidated first lien leverage covenant and amending the maximum capital expenditure limit in each of the remaining years. The terms of the amendment also included an increase in the applicable margin for borrowings; payment of a consent fee and a requirement to provide monthly unaudited preliminary financial statements to the lenders under the Senior Secured Revolving Credit Facility.  As of November 2, 2014, the Company was in compliance with all material covenants.

Effective December 19, 2014, the Company executed an amendment to the Senior Secured Revolving Credit Facility which in addition to extending the maturity date to April 30, 2017, included the following: removal of the swingline subfacility; reduced the maximum capital expenditure limit in each of the remaining years of the extended facility; amended the required consolidated first lien leverage ratio for the extended term of the facility; amended requirements for all or a portion of net cash proceeds of certain asset sales to include prepayment of any then outstanding borrowings; required an amendment to the advisory agreement with Kelso to restrict payment of deferred advisory fees until after the final maturity date of the Senior Secured Revolving Credit Facility; and required payment of a consent fee.

Although we expect to remain in compliance with all material debt covenants, our ability to do so and to service our debt requirements is dependent, in part, upon improving our operating performance trends. We have experienced declines in customer traffic trends over the past three fiscal years which has resulted in lower cash flow generated from operations and net losses in each of these periods. Additionally, our highly leveraged structure includes significant semi-annual interest payments which often require borrowing on our Senior Secured Revolving Credit Facility (see “Risk Factors” set forth in Part I, Item 1A in our Annual Report on Form 10-K for the fiscal year ended August 3, 2014). If we later determine the adverse impact of these challenges does not allow us to remain in compliance with the financial covenants included in the Senior Secured Revolving Credit Facility, we believe we have sufficiently sound relationships with our lenders to secure an amendment or waiver prior to failing to meet these covenants. If we are unable to secure an amendment or waiver and fail the financial covenants or fail to make scheduled payments of interest on, to pay principal of or to refinance our indebtedness, an event of default would result and the lenders could declare outstanding borrowings due and payable.

Debt issuance costs

The Company incurred $19.2 million of debt issuance costs in connection with obtaining the financings described above.  These costs were capitalized and will be amortized to interest expense over the lives of the respective debt instruments.

3. Restaurant Impairment and Closing Charges

The Company performs long-lived asset impairment analyses throughout the year. During the thirteen weeks ended November 2, 2014, the Company impaired no additional restaurants.  During the thirteen weeks ended October 27, 2013, the Company determined that two restaurants were impaired and also wrote-off additional asset expenditures with respect to restaurants that had been previously impaired. The assessments compared the carrying amounts of each restaurant to the estimated future undiscounted net cash flows of that restaurant and an impairment charge was recorded based on the amount by which the carrying amount of the assets exceeded their fair value.  Fair value was determined based on an assessment of individual site characteristics and local real estate market conditions along with estimates of future cash flows.  Restaurant impairment charges were recorded as follows:

	Thirteen weeks ended
	November 2, 2014	October 27, 2013
Restaurant impairment charges	$—	$1,317

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

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of November 2, 2014 and August 3, 2014:

	Level	November 2, 2014	August 3, 2014
Deferred compensation plan assets(1)	1	$2,079	$2,033

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

The carrying value of the Senior Secured Notes as of November 2, 2014 and August 3, 2014 was $355.0 million.  The fair value of the Senior Secured Notes as of November 2, 2014 and August 3, 2014 was $264.5 million and $279.6 million, respectively.  The fair value of the Company’s publicly traded debt is based on quoted market prices which are considered a Level 1 input.  The estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the thirteen weeks ended November 2, 2014, the Company impaired no additional restaurants.  The fair value of the restaurants was calculated using a cash flow model which included estimates for projected revenues, earnings and cash flows.  The Company has determined that the majority of the inputs used to value its long-lived assets held and used are unobservable inputs, and thus, are considered Level 3 inputs.  See Note 3 for further information on the impairment of these long-lived assets.

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

6. Share-Based Awards and Compensation Plans

On January 18, 2011, RHI adopted the Roadhouse Holding Inc. Stock Incentive Plan (the “2011 Plan”), pursuant to which options to purchase approximately 13%, or 345,000 shares, of the common stock of RHI on a fully diluted basis were available for grant to our directors, officers and key employees.  On March 8, 2013, the 2011 Plan was amended to increase the number of shares authorized to 400,000 shares; and on October 4, 2014, the plan was further amended to increase the number of shares authorized to 640,000 shares. As of November 2, 2014, approximately 14% of the option pool remains available for future grants.  Options granted under the 2011 Plan expire on the ten-year anniversary of the grant date.

Options granted under the 2011 Plan include time-based options, performance-based options and time-based options with performance requirements.  Compensation expense for the time-based options is recognized over the requisite service period for the award.  Upon a change in control of RHI, all time-based options will fully vest.  Options with performance requirements do not become exercisable until the occurrence of a change in control of RHI.  The Company recognizes compensation expense for options with performance requirements when the achievement of the performance goals is deemed probable.

The following table summarizes stock option activity under the 2011 Plan for the thirteen weeks ended November 2, 2014:

	Time-based options		Performance-based options
	Number	Weighted average exercise price	Number	Weighted average exercise price
Options outstanding as of August 3, 2014	201,086	$86.85	131,631	$100.00
Granted	—	—	360,000	83.33
Exercised	—	—	—	—
Forfeited	(127,666)	88.02	(15,334)	100.00
Options outstanding as of November 2, 2014	73,420	$84.82	476,297	$85.34
As of November 2, 2014
Options vested	44,131		—
Options exercisable	44,131		—

7. Income Taxes

The Company routinely assesses whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment. Based upon the Company’s level of historical taxable income and projections for future taxable income over the periods that the deferred tax assets are expected to be deductible, the Company had a recorded valuation allowance of $25.1 million as of August 3, 2014. The valuation allowance was increased in the thirteen weeks ended November 2, 2014 by the amount of income tax benefit that would have otherwise been recorded. Excluding the valuation allowance, the effective tax rates ("ETR") for the thirteen weeks ended November 2, 2014 and October 27, 2013 were 43.6% and 46.4%, respectively. Both periods were impacted by the reverse effect of wage based credits on a pre-tax loss. The Company's ETR is highly sensitive to estimates of income or loss due to relatively low pre-tax income (loss) and significant wage based credits. As a result, beginning in the second quarter of fiscal year 2013 we adopted the method of using the actual year-to-date rate as of each interim period, as we believe this provides the best estimate of our year-to-date income tax expense.

8. Related Party Transactions

In connection with the Transactions, Logan’s Roadhouse, Inc. entered into an advisory agreement (the "Advisory Agreement") with Kelso & Company, L.P. ("Kelso"). Pursuant to the Advisory Agreement, Kelso provides the Company with financial advisory and management consulting services in return for annual fees of $1.0 million to be paid quarterly. During the first quarter of fiscal year 2014, the Advisory Agreement was amended to defer payments of the advisory fee beginning with the quarterly payment due on October 1, 2013. The advisory fee will accrue on a daily basis and become payable at Kelso's sole discretion. The accrued advisory fee as of November 2, 2014, included within other current liabilities and accrued expenses, was $1.1 million.

RHI has incurred a liability to former officers related to the repurchase of shares of RHI common stock. Pursuant to the Roadhouse Holding Inc. Stockholders Agreement, the Board of Directors elected to defer payment of the purchase price of the RHI shares previously held by those officers resulting in a liability of $2.5 million. All past and future payments related to these share repurchases are funded by LRI Holdings and create a receivable from RHI.

9. Condensed Consolidating Financial Information

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

The condensed consolidating financial information of Logan’s Roadhouse, Inc. and the guarantors is presented below:

Condensed Consolidated Balance Sheets

November 2, 2014	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
ASSETS
Current assets	$—	$36,179	$—	$36,179
Property and equipment, net	—	207,710	—	207,710
Other assets	—	136,058	(123,493)	12,565
Investment in subsidiary	331,840	—	(331,840)	—
Goodwill	—	163,368	—	163,368
Tradename	—	71,251	—	71,251
Other intangible assets, net	—	16,669	—	16,669
Total assets	$331,840	$631,235	$(455,333)	$507,742
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities	$—	$61,248	$—	$61,248
Long-term debt	—	372,000	—	372,000
Deferred income taxes	—	27,607	—	27,607
Other long-term obligations	123,493	46,995	(123,493)	46,995
Stockholder’s equity	208,347	123,385	(331,840)	(108)
Total liabilities and stockholder’s equity	$331,840	$631,235	$(455,333)	$507,742
August 3, 2014	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
ASSETS
Current assets	$—	$39,738	$—	$39,738
Property and equipment, net	—	209,078	—	209,078
Other assets	—	136,233	(122,960)	13,273
Investment in subsidiary	331,897	—	(331,897)	—
Goodwill	—	163,368	—	163,368
Tradename	—	71,251	—	71,251
Other intangible assets, net	—	17,190	—	17,190
Total assets	$331,897	$636,858	$(454,857)	$513,898
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities	$—	$71,818	$—	$71,818
Long-term debt	—	355,000	—	355,000
Deferred income taxes	—	27,607	—	27,607
Other long-term obligations	122,960	46,599	(122,960)	46,599
Stockholder’s equity	208,937	135,834	(331,897)	12,874
Total liabilities and stockholder’s equity	$331,897	$636,858	$(454,857)	$513,898

Condensed Consolidated Statements of Operations

Thirteen weeks ended November 2, 2014	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
Total revenues	$—	$145,742	$—	$145,742
Total costs and expenses	57	148,255	—	148,312
Operating loss	(57)	(2,513)	—	(2,570)
Interest expense, net	533	9,879	—	10,412
Loss before income taxes	(590)	(12,392)	—	(12,982)
Income tax benefit	—	—	—	—
Net loss	$(590)	$(12,392)	$—	$(12,982)
Thirteen weeks ended October 27, 2013	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
Total revenues	$—	$147,530	$—	$147,530
Total costs and expenses	60	149,221	—	149,281
Operating loss	(60)	(1,691)	—	(1,751)
Interest expense, net	523	9,796	—	10,319
Loss before income taxes	(583)	(11,487)	—	(12,070)
Income tax benefit	—	—	—	—
Net loss	$(583)	$(11,487)	$—	$(12,070)

Condensed Consolidated Statements of Cash Flows

Thirteen weeks ended November 2, 2014	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
Net cash used in operating activities	$(57)	$(18,795)	$—	$(18,852)
Net cash provided by (used in) investing activities	57	(4,355)	—	(4,298)
Net cash provided by financing activities	—	17,000	—	17,000
Decrease in cash and cash equivalents	—	(6,150)	—	(6,150)
Cash and cash equivalents, beginning of period	—	9,170	—	9,170
Cash and cash equivalents, end of period	$—	$3,020	$—	$3,020
Thirteen weeks ended October 27, 2013	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
Net cash used in operating activities	$(60)	$(17,897)	$—	$(17,957)
Net cash provided by (used in) investing activities	60	(3,165)	—	(3,105)
Net cash provided by financing activities	—	1,000	—	1,000
Decrease in cash and cash equivalents	—	(20,062)	—	(20,062)
Cash and cash equivalents, beginning of period	—	23,708	—	23,708
Cash and cash equivalents, end of period	$—	$3,646	$—	$3,646

10. Supplemental Cash Flow Information

The following table presents supplemental cash flow information:

	Thirteen weeks ended
	November 2, 2014	October 27, 2013
Cash paid for:
Interest, excluding amounts capitalized	$19,154	$19,171
Income taxes	6	—

11. Subsequent Events

On December 19, 2014, Logan's Roadhouse, Inc. and Kelso entered into an amendment to the advisory agreement which defers payment of the advisory fee until after the maturity date of the Senior Secured Revolving Credit Facility.

Effective December 19, 2014, the Company executed an amendment to the Senior Secured Revolving Credit Facility which extended the maturity date to April 30, 2017 and included adjustments to the terms of the Credit Agreement.

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

This discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes in Item 1 of this Quarterly Report.  The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in these forward-looking statements.  See “Cautionary Statement Regarding Forward-Looking Statements” below for factors that could cause or contribute to these differences.  The inclusion of supplementary analytical and related information herein may require us to make estimates and assumptions in connection with our analysis of trends and expectations related to our results of operations and financial position taken as a whole.

General

Logan’s Roadhouse is a full-service casual dining steakhouse offering specially seasoned aged steaks and sizzling southern-inspired dishes in a roadhouse atmosphere offering customers value-oriented, high quality, craveable food with welcoming hospitality and an upbeat atmosphere. Our restaurants have a relaxed, come-as-you-are environment where we encourage our customers to enjoy “bottomless buckets” of roasted in-shell peanuts and our made-from-scratch yeast rolls. Our entrée portions are generous and generally include a choice of two side items, all at affordable prices. We are committed to serving a variety of fresh food from specially seasoned aged steaks to farm-fresh salads to our signature entrées. We believe the freshness and distinctive flavor profiles of our signature dishes, coupled with the variety of our menu, differentiates us from our competitors. Our restaurants, which are open for lunch and dinner seven days a week, serve a broad and diverse customer base. We opened our first restaurant in Lexington, Kentucky in 1991 and as of November 2, 2014 have grown to a total of 234 company-owned restaurants and 26 franchised restaurants located across 23 states.

     Overview

The casual dining industry is intensely competitive and highly sensitive to economic trends, consumer preference and lifestyle trends and fluctuating costs. In addition, the casual dining segment faces competition from fast casual and other sectors of the restaurant industry looking to increase market share. Key economic indicators such as total employment, spending levels and consumer confidence have continued to improve steadily and have resulted in slight improvements for the industry. As our customers discretionary income has increased, low interest rates have diverted discretionary spending to bigger ticket items and housing purchases resulting in a slower than expected recovery of the industry.

We believe our roadhouse theme provides a differentiated dining experience as an authentic, casual steakhouse, which when combined with consistent execution of great food and service will allow us to outperform competitors within the broader casual dining segment. Our strategy for the future is centered on delivering great experiences to our customers, continually adapting our brand to best meet the needs of our current and future customers and opening successful new restaurants. We believe this focus will allow us to reverse our negative traffic trends by retaining our loyal customers and attracting new customers to our restaurants which will lead to sustainable, continually improving financial results. Our plan to accomplish this includes the following strategies and initiatives:

•	Concept and Brand Repositioning

•	Focus on Consistent Execution

•	Achieve Revenue Growth in Existing Restaurants

•	Disciplined Restaurant Growth

We have experienced comparable restaurant sales declines in each of the last three fiscal years driven by declines in customer traffic. Over the same period, our restaurant margins have been impacted by continued commodity inflation, specifically beef, and lost leverage on other costs due to declining sales. These trends continued in the first quarter of fiscal year 2015, as we continue to work through brand repositioning, addressing inconsistent restaurant execution and lowering our reliance on discounting. In fiscal year 2015, we expect the restaurant industry to remain highly competitive, but expect lower fuel prices and further increases in discretionary income to create opportunities for brands that are best able to address the needs of customers. We also expect continued commodity inflation in fiscal year 2015, both from market pressures and as we make decisions to improve the quality of our food offerings. Although the restaurant industry has faced pressures over recent years, our relative position versus our key competitors has continued to decline due to short-sighted decisions to rely on increased discount messaging and a lack of focus on and investment in core restaurant execution. In fiscal year 2015, we intend to focus with urgency on core restaurant execution, food quality and messages that are relevant to our existing and future customer base. We are focused on returning our brand to be known as a steakhouse committed to great food and great service every day. We believe this will allow us to reverse our negative traffic trends and retain lost market share.

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

Presentation of Results

Our fiscal year ends on the Sunday closest to July 31.  Fiscal year 2015 is a 52 week year, while fiscal year 2014 was a 53 week year. Throughout this report all references to “Q1 2015” and “Q1 2014” relate to the thirteen week periods ended November 2, 2014 and October 27, 2013, respectively.

Results of Operations

Thirteen weeks ended November 2, 2014 (Q1 2015)

•	Comparable restaurant sales for Q1 2015 decreased 1.3%, average check increased by 4.7% and customer traffic decreased by 5.7% for company-owned restaurants.

•	Earnings decreased 7.6%, or $0.9 million, from a net loss of $12.1 million in Q1 2014 to a net loss of $13.0 million in Q1 2015.

•	Adjusted EBITDA decreased 33.5%, or $2.2 million, from $6.7 million in Q1 2014 to $4.5 million in Q1 2015.

•
Cash and cash equivalents decreased by $6.2 million from August 3, 2014.  Primary uses include interest payments of $19.2 million and gross capital expenditures of $4.3 million as well as unfavorable working capital changes and negative cash flow from operations, which were funded by cash on hand and borrowings on the Senior Secured Revolving Credit Facility. As of November 2, 2014, we had spent $1.4 million in capital expenditures that will be reimbursed upon completion of planned sale and leaseback transactions.

The following tables and discussion summarize key components of our operating results expressed as a dollar amount and as a percentage of total revenues or net sales.

	Thirteen weeks ended
(In thousands)	November 2, 2014		October 27, 2013
Statement of operations data:
Revenues:
Net sales	$145,213	99.6%	$147,023	99.7%
Franchise fees and royalties	529	0.4	507	0.3
Total revenues	145,742	100.0	147,530	100.0
Costs and expenses:
(As a percentage of net sales)
Restaurant operating costs:
Cost of goods sold	52,296	36.0	50,004	34.0
Labor and other related expenses	46,332	31.9	46,497	31.6
Occupancy costs	13,804	9.5	13,613	9.3
Other restaurant operating expenses	23,593	16.2	25,490	17.3
(As a percentage of total revenues)
Depreciation and amortization	5,070	3.5	5,171	3.5
Pre-opening expenses	35	—	6	—
General and administrative	7,182	4.9	7,183	4.9
Restaurant impairment and closing charges	—	—	1,317	0.9
Total costs and expenses	148,312	101.8	149,281	101.2
Operating loss	(2,570)	(1.8)	(1,751)	(1.2)
Interest expense, net	10,412	7.1	10,319	7.0
Loss before income taxes	(12,982)	(8.9)	(12,070)	(8.2)
Income tax benefit	—	—	—	—
Net loss	$(12,982)	(8.9)%	$(12,070)	(8.2)%

Restaurant Unit Activity

	Company	Franchise	Total
Restaurants at August 3, 2014	234	26	260
Openings	—	—	—
Closures	—	—	—
Restaurants at November 2, 2014	234	26	260

Q1 2015 (13 weeks) Compared to Q1 2014 (13 weeks)

TOTAL REVENUES

Net sales consist of food and beverage sales of company-owned restaurants and other miscellaneous income.  Net sales decreased by $1.8 million, or 1.2%, to $145.2 million in Q1 2015 compared to Q1 2014.

The following table summarizes the period over period changes and key net sales drivers at company-owned restaurants for the periods presented:

	Thirteen weeks ended
	November 2, 2014	October 27, 2013
Company-owned restaurants:
Increase in restaurant operating weeks	0.4%	4.3%
Decrease in average unit volume	(1.6)%	(6.5)%
Total decrease in restaurant sales	(1.2)%	(2.2)%

Comparable restaurants	228	215
Change in comparable restaurant sales	(1.3)%	(5.2)%
Restaurant operating weeks	3,042	3,029
Average check	$14.48	$13.78

The increase in restaurant operating weeks for the periods presented above was due to the opening of one new restaurant in the prior year.  The decreases in average unit volume were primarily driven by customer traffic declines in both our comparable restaurant base and our newer restaurants. For our comparable restaurants, the decrease in customer traffic was 5.7% in Q1 2015.  Also impacting comparable restaurant sales was an increase in average check of 4.7% in Q1 2015.  The increase in average check in Q1 2015 was impacted by increased menu pricing of 1.6% in Q1 2015, improved alcohol sales and favorable mix shifts.

Franchise fees and royalties, for our two franchisees that operate 26 restaurants, remained relatively consistent for the periods presented.

TOTAL COSTS AND EXPENSES

Total costs and expenses decreased $1.0 million, or 0.6%, to $148.3 million in Q1 2015 compared to Q1 2014. As a percent of total revenues, total costs and expenses in Q1 2015 were 101.8%, which increased from 101.2% in Q1 2014.  The primary drivers of the fluctuations in total costs and expenses are as follows:

Cost of goods sold

Cost of goods sold consists of food and beverage costs, along with related purchasing and distribution costs. Cost of goods sold, as a percentage of net sales, increased to 36.0% in Q1 2015 from 34.0% in Q1 2014.  The increase in Q1 2015 is due primarily to commodity inflation with a lesser impact from unfavorable mix shifts partially offset by menu pricing. Commodity inflation was approximately 5.0% in Q1 2015.

Labor and other related expenses

Labor and other related expenses consists of all restaurant management and hourly labor costs, including salaries, wages, benefits, bonuses and other indirect labor costs. Labor and other related expenses, as a percentage of net sales, increased to 31.9% in Q1 2015 from 31.6% in Q1 2014. The primary driver of the increase is lost sales leverage on fixed labor components partially offset by a decrease in workers compensation claims cost.

Occupancy costs

Occupancy costs include rent, common area maintenance, property taxes, licenses and other related fees.  Occupancy costs, as a percentage of net sales, increased to 9.5% in Q1 2015 from 9.3% in Q1 2014. The increase was driven primarily by lost sales leverage due to the fixed nature of these costs.

Other restaurant operating expenses

Other restaurant operating expenses include all other restaurant-level operating costs, the major components of which are operating supplies, utilities, repairs and maintenance, advertising, general liability and credit card fees. Other restaurant operating expenses, as a percentage of net sales, decreased to 16.2% in Q1 2015 from 17.3% in Q1 2014. The decrease in Q1 2015 resulted primarily from a reduction in broadcast media spend. Other decreases including restaurant uniform costs due to a new uniform rollout in Q1 2014 and lower repair and maintenance expenses were partially offset by an increase in general liability insurance due to a favorable reserve adjustment in Q1 2014.

Depreciation and amortization

Depreciation and amortization includes the depreciation of fixed assets and capitalized leasehold improvements and the amortization of intangible assets. Depreciation and amortization, as a percentage of total revenues, remained consistent at 3.5% in Q1 2015 and Q1 2014, which includes lost sales leverage due to the fixed nature of these costs offset by the reduced number of new restaurant openings.

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

General and administrative

General and administrative expenses are comprised of expenses associated with corporate and administrative functions that support restaurant operations and development. General and administrative expenses, as a percentage of total revenues, remained consistent at 4.9% in Q1 2015 and Q1 2014. Q1 2015 includes an increase in corporate salaries due to a reduction in termination benefits for our prior Chief Executive Officer per the terms of his employment agreement in Q1 2014; an increase in recruiting costs to source recently hired senior executive officers and an increase in consulting costs in the areas of culinary innovation and information technology; partially offset by a decrease in share based compensation expense due to the forfeiture of options by our most recent Chief Executive Officer.

Restaurant impairment and closing charges

Restaurant impairment and closing charges include long-lived asset impairment charges and restaurant closing charges.  In Q1 2015,we recorded no restaurant impairment charges. In Q1 2014, we recorded $1.3 million of restaurant impairment charges related to the impairment of two additional restaurants and additional asset expenditures with respect to restaurants that had been previously impaired.

INTEREST EXPENSE, NET

Interest expense, net consists primarily of interest expense related to our debt, net of interest income, see the “Liquidity and Capital Resources” section for further detail. Interest expense, net increased to $10.4 million in Q1 2015 from $10.3 million in Q1 2014 due to higher average borrowings on the Senior Secured Revolving Credit Facility.

INCOME TAX EXPENSE

As of August 3, 2014, we had a recorded valuation allowance of $25.1 million which included all deferred tax assets. The valuation allowance was increased in Q1 2015 by the amount of income tax benefit that would have otherwise been recorded. Excluding the valuation allowance, the effective tax rates ("ETR") for Q1 2015 and Q1 2014 were 43.6% and 46.4%, respectively. Both periods were impacted by the reverse effect of wage based credits on a pre-tax loss.

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

We also present Adjusted EBITDA because it is substantially similar to “Consolidated EBITDA,” a defined measure which is used in calculating financial ratios in material debt covenants and other calculations in the Indenture and the Credit Agreement. We believe that presenting Adjusted EBITDA is appropriate to provide additional information to investors about how the covenants in the agreements governing our debt facilities operate. The Credit Agreement and the Indenture may permit us to exclude other non-cash charges and specified non-recurring expenses in calculating Consolidated EBITDA in future periods, which are not reflected in the Adjusted EBITDA data presented in this Quarterly Report in the table below.

The following table sets forth a reconciliation of net income (loss), the most directly comparable GAAP financial measure, to EBITDA, Adjusted EBITDA and Adjusted EBITDAR.

	Thirteen weeks ended
(In thousands)	November 2, 2014	October 27, 2013
Net loss	$(12,982)	$(12,070)
Interest expense, net	10,412	10,319
Income tax benefit	—	—
Depreciation and amortization	5,070	5,171
EBITDA	2,500	3,420
Adjustments
Sponsor management fees(a)	250	250
Non-cash asset write-offs:
Restaurant impairment(b)	—	1,317
Loss on disposal of property and equipment(c)	868	498
Restructuring costs(d)	494	(460)
Pre-opening expenses (excluding rent)(e)	15	2
Losses on sales of property(f)	1	4
Non-cash rent adjustment(g)	653	801
Non-cash stock-based compensation(h)	(330)	396
Other adjustments(i)	1	467
Adjusted EBITDA	4,452	6,695
Cash rent expense(j)	10,621	10,420
Adjusted EBITDAR	$15,073	$17,115

(a)	Sponsor management fees consist of fees payable to the Kelso Affiliates under an advisory agreement.

(b)	Restaurant impairment charges were recorded in connection with the determination that the carrying value of certain of our restaurants exceeded their estimated fair value.

(c)	Loss on disposal of property and equipment consists of the loss on disposal or retirement of assets that are not fully depreciated.

(d)	Restructuring costs include severance, hiring replacement costs and other related charges, including the reversal of any such charges.

(e)	Pre-opening expenses (excluding rent) include expenses directly associated with the opening of a new restaurant.

(f)	We recognize losses in connection with the sale and leaseback of restaurants when the fair value of the property being sold is less than the undepreciated cost of the property.

(g)
Non-cash rent adjustments represent the non-cash rent expense calculated as the difference between GAAP rent expense and amounts payable in cash under the leases during such time period. In measuring our operational performance, we focus on our cash rent payments.

(h)	Non-cash stock-based compensation represents compensation expense recognized for time-based stock options issued by RHI.

(i)	Other adjustments include non-recurring expenses and professional fees and ongoing expenses of closed restaurants.

(j)	Cash rent expense represents actual cash payments required under our leases.

Our Q1 2015 Adjusted EBITDA was $4.5 million, a decrease of 33.5%, compared to Adjusted EBITDA of $6.7 million in Q1 2014. The decrease in Adjusted EBITDA for Q1 2015 compared to Q1 2014 was primarily driven by a decline in comparable restaurant sales and the resulting loss of sales leverage on fixed costs, as well as increased commodity inflation.

Liquidity and Capital Resources

Summary

Our primary requirements for liquidity and capital are maintenance of our existing facilities, new restaurant development and debt service requirements.  Historically, our primary sources of liquidity and capital resources have been net cash provided from operating activities and operating lease financing.  During fiscal year 2015, we anticipate that our cash position, our expected cash flows from operations and availability under the Senior Secured Revolving Credit Facility will be sufficient to finance our planned capital expenditures, operating activities and debt service requirements. However, our ability to fund future operating expenses and capital expenditures and our ability to make scheduled payments of interest on, to pay principal of or to refinance our indebtedness and to satisfy any other of our present or future debt obligations will depend on our future operating performance which will be affected by general economic, financial and other factors beyond our control.  As of November 2, 2014, we had $3.0 million of cash and cash equivalents.

Consistent with many other restaurant and retail chain store operations, we utilize operating lease arrangements and sale and leaseback arrangements and believe that these financing methods provide a useful source of capital in a financially efficient manner.

As part of the Transactions, we entered into the Senior Secured Revolving Credit Facility, which provides for up to $30.0 million of borrowings. The Senior Secured Revolving Credit Facility is available to fund working capital and for general corporate purposes. As of November 2, 2014, we had $17.0 million of borrowings drawn on the Senior Secured Revolving Credit Facility and $3.9 million of undrawn outstanding letters of credit resulting in available credit of $9.1 million.

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

The Senior Secured Revolving Credit Facility and the Indenture that governs the Senior Secured Notes contain financial and operating covenants.  The non-financial covenants include prohibitions on our ability to incur certain additional indebtedness or to pay dividends.  Additionally, the Indenture subjects us to the reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, as a non-accelerated filer, even if we are not specifically required to comply with such sections otherwise.  Failure to comply with these covenants constitutes a default and may lead to the acceleration of the principal amount and accrued and unpaid interest on the Senior Secured Notes. Effective January 24, 2014, we executed an amendment to the Senior Secured Revolving Credit Facility which included: removing the previous consolidated leverage and consolidated interest coverage covenants; adding a consolidated first lien leverage covenant and amending the maximum capital expenditure limit in each of the remaining years. The terms of the amendment also included an increase in the applicable margin for borrowings; payment of a consent fee and a requirement to provide monthly unaudited preliminary financial statements to the lenders under the Senior Secured Revolving Credit Facility. During the second quarter of fiscal year 2015, we filed with the SEC a Form 12b-25 related to the filing of our first quarter 10-Q Report to notify the SEC of our intent to utilize the 5 day extension period to complete an amendment to our Senior Secured Revolving Credit Facility and finalize our financial statements. As a result of this extension, we entered into a waiver to the Credit Agreement governing our Senior Secured Revolving Credit Facility pursuant to which the lenders agreed to waive the required delivery of the financial statements until the final day of the 5 day extension. As of November 2, 2014, and for the quarter then ended, we were in compliance with all material covenants and anticipate remaining in compliance with our amended covenants throughout fiscal year 2015, excluding the waiver discussed previously.

Effective December 19, 2014, the Company executed an amendment to the Senior Secured Revolving Credit Facility which in addition to extending the maturity date to April 30, 2017, included the following: removal of the swingline subfacility; reduced the maximum capital expenditure limit in each of the remaining years of the extended facility; amended the required consolidated first lien leverage ratio to 0.50:1.00 for the extended term of the facility; amended requirements for all or a portion of net cash proceeds of certain asset sales to include prepayment of any then outstanding borrowings; required an amendment to the advisory agreement with Kelso to restrict payment of deferred advisory fees until after the final maturity date of the Senior Secured Revolving Credit Facility; and required payment of a 1.0% consent fee.

Although we expect to remain in compliance with all material debt covenants, our ability to do so and to service our debt requirements is dependent, in part, upon improving our operating performance trends. We have experienced declines in customer traffic trends over the past three fiscal years which has resulted in lower cash flow generated from operations and net losses in each of these periods. Additionally, our highly leveraged structure includes significant semi-annual interest payments which often require borrowing on our Senior Secured Revolving Credit Facility (see “Risk Factors” set forth in Part I, Item 1A in our Annual Report on Form 10-K for the fiscal year ended August 3, 2014). If we later determine the adverse impact of these challenges does not allow us to remain in compliance with the financial covenants included in the Senior Secured Revolving Credit Facility, we believe we have sufficiently sound relationships with our lenders to secure an amendment or waiver prior to failing to meet these covenants. If we are unable to secure an amendment or waiver and fail the financial covenants or fail to make scheduled payments of interest on, to pay principal of or to refinance our indebtedness, an event of default would result and the lenders could declare outstanding borrowings due and payable.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities:

	Thirteen weeks ended
(In thousands)	November 2, 2014	October 27, 2013
Total cash (used in) provided by:
Operating activities	$(18,852)	$(17,957)
Investing activities	(4,298)	(3,105)
Financing activities	17,000	1,000
Decrease in cash and cash equivalents	$(6,150)	$(20,062)

Operating activities

Cash flows from operating activities in Q1 2015 and Q1 2014 were each impacted by $19.2 million of cash paid for interest, offset by cash flows generated from operations.  Additionally, the two periods were impacted by declining revenues, restaurant margins and working capital changes.

We had negative working capital of $25.1 million and $27.4 million at November 2, 2014 and October 27, 2013, respectively.  Like many other restaurant companies, we are able, and expect to operate with negative working capital.  Restaurant operations do not require significant inventories and substantially all sales are for cash or paid by third-party credit cards.

Investing activities

Cash used in investing activities primarily represents capital expenditures for new restaurant growth and ongoing capital expenditures for restaurant maintenance.  Net capital expenditures increased to $4.3 million in Q1 2015 from $3.1 million in Q1 2014.  The increase was due to the timing of new restaurants under construction.

Financing activities

Cash provided by financing activities includes borrowings and repayments on the Senior Secured Revolving Credit Facility. Q1 2015 and Q1 2014 included draws of $20.9 million and $1.6 million, respectively, and repayments of $3.9 million and $0.6 million, respectively.  Continuing declines in cash provided by operating activities resulted in larger draws on our Senior Secured Revolving Credit Facility to fund our semi-annual interest payment in Q1 2015 compared to Q1 2014.

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

Critical Accounting Policies

We prepare our unaudited condensed consolidated financial statements in conformity with GAAP.  The preparation of these financial statements requires us to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenues, expenses and the related disclosures.  We base our assumptions, estimates and judgments on historical experience, current trends, and other factors that management believes to be relevant at the time our unaudited condensed consolidated financial statements are prepared.  However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.  Our critical accounting policies, excluding those listed below, have not changed materially from those previously reported in our Annual Report on Form 10-K for the fiscal year ended August 3, 2014.

Recent Accounting Pronouncements

Information regarding new accounting pronouncements is included within Note 1 to our unaudited condensed consolidated financial statements in Part I, Item 1 of this report.

Cautionary Statement Regarding Forward-Looking Statements

This report contains forward−looking statements based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will” and variations of these words or similar expressions are intended to identify forward−looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward−looking statements. Such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward−looking statements as a result of various factors. The section entitled “Risk Factors” in our Annual Report on Form 10−K for the fiscal year ended August 3, 2014, filed with the SEC, discusses some of the important risk factors that may affect our business, results of operations, or financial condition.  These risks and uncertainties include, but are not limited to:

•	our ability to execute the strategies to reposition our brand;

•	the acceptability of terms for future capital;

•	changes in food and supply costs;

•	macroeconomic conditions;

•	our ability to compete with many other restaurants;

•	potential negative publicity regarding food safety and health concerns;

•	health concerns arising from the outbreak of viruses or food-borne illness;

•	the effects of seasonality and weather conditions on sales;

•	our reliance on certain vendors, suppliers and distributors;

•	impairment charges on certain long-lived or intangible assets;

•	our ability to attract and retain qualified executive officers and employees while also controlling labor costs;

•	our ability to adapt to escalating labor costs;

•	our ability to maintain insurance that provides adequate levels of coverage against claims;

•	legal complaints or litigation;

•	our ability to obtain and maintain required licenses and permits or to comply with alcoholic beverage or food control regulations;

•	the reliability of our information systems;

•	our ability to successfully execute our strategy and open new restaurants that are profitable;

•	costs resulting from breaches of security of confidential information;

•	our ability to protect and enforce our intellectual property rights;

•	our franchisees’ actions;

•	the cost of compliance with federal, state and local laws;

•	any potential strategic transactions;

•	control of us by the Kelso Affiliates;

•	our ability to maintain effective internal controls over financial reporting and the resources and management oversight required to comply with the requirements of the Sarbanes-Oxley Act of 2002;

•	our reduced disclosure due to our status as an emerging growth company;

•	our substantial indebtedness;

•	our ability to generate sufficient cash to service our indebtedness; and

•	our ability to incur additional debt.

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

Four food categories (beef, produce, seafood and chicken) account for the largest share of our cost of goods sold (at 36%, 11%, 8% and 7%, respectively, in the thirteen weeks ended November 2, 2014).  Other categories affected by commodity price fluctuations, such as pork, cheese and dairy, may each account for 4-6%, individually, of our purchases.  With respect to our commodity outlook for fiscal year 2015, we have fixed price contracts on approximately 50% of our commodity needs.  We expect commodity inflation to be approximately 3-5% for fiscal year 2015.  We will continue to monitor the commodity markets and may enter into additional fixed price contracts depending on market conditions.

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

Our restaurants are also impacted by changes in fuel prices. Our third party distributor charges us for the diesel fuel used to deliver inventory to our restaurants. During the first quarter of fiscal year 2015, we entered into a forward contract to procure certain amounts of diesel fuel from our third party distributor at set prices in order to mitigate our exposure to unpredictable fuel prices beginning in November 2014. The effect of the fuel derivative instrument is immaterial to our consolidated financial statements and this contract terminates in July 2015.

Interest rate risk

We are subject to interest rate risk in connection with borrowings under the Senior Secured Revolving Credit Facility, which bears interest at variable rates.  As of November 2, 2014, we had outstanding borrowings of $17.0 million on our Senior Secured Revolving Credit Facility which will be exposed to interest rate fluctuations on the balance outstanding until repayment. Based on our current outstanding borrowings on the Senior Secured Revolving Credit Facility, a hypothetical one percentage point increase in the interest rate would result in an increase in our annual interest expense of approximately $0.2 million. There is no interest rate risk associated with our Senior Secured Notes, as the interest rate is fixed at 10.75% per annum.

ITEM 4—CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, due to the material weakness in our internal control over financial reporting in the design of our controls of non-routine accounting processes relating to our annual evaluation of the recoverability of goodwill as disclosed in the Form 10-K for the year ended August 3, 2014, our disclosure controls and procedures were not effective as of November 2, 2014.

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

ITEM 1A—RISK FACTORS

There have been no material changes in the risk factors set forth in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended August 3, 2014.

ITEM 5—OTHER INFORMATION

On November 24, 2014, the Company amended the Employment Agreement with Samuel N. Borgese to extend his share purchase option to May 31, 2015.

On December 19, 2014, Logan's Roadhouse, Inc. and Kelso executed Amendment No. 2 to the Advisory agreement which defers payment of the advisory fee until after the maturity date of the Senior Secured Revolving Credit Facility. Under the terms of the amendment, the annual advisory fee will accrue on a daily basis beginning with the quarterly payment due on October 1, 2013, but will not be payable until after the final maturity date of the Senior Secured Revolving Credit Facility. Thereafter it shall not be payable until such time as Kelso determines, in its sole discretion.

Effective December 19, 2014, LRI Holdings, Inc., its wholly-owned subsidiary, Logan’s Roadhouse, Inc., and its subsidiary guarantors executed Amendment No. 4 (the “Amendment”) to the Credit Agreement by and among the Company, JPMorgan Chase Bank, N.A. as administrative agent, and Credit Suisse AG (“Lenders”). The Amendment:

•	amends the termination date from October 4, 2015 to April 30, 2017;

•	removes the swingline subfacility;

•	reduces the cash and cash equivalents offset in the definition of consolidated total debt from $15.0 million to $7.5 million;

•
amends requirements for net cash proceeds from the sale of certain assets to include prepayment of any then outstanding borrowings, which includes 50% of sale and leaseback net cash proceeds and 100% of net cash proceeds for certain other asset sales;

•	adds a requirement that the terms of any permitted refinancing debt are materially no less favorable to the Lenders than the terms of the Senior Secured Notes;

•	adds a requirement to calculate and be in compliance with the consolidated first lien leverage ratio at each request for the extension of credit;

•
amends the accepted transactions with affiliates to restrict payment of deferred advisory fees to Kelso until after the final scheduled maturity date of the revolving credit facility under the Credit Agreement and requires execution of an amendment to such agreement stating the same;

•	amends the maximum capital expenditure limit under the Credit Agreement to $15 million for fiscal year 2015, $20 million for fiscal year 2016 and $25 million for fiscal year 2017;

•	amends the required consolidated first lien leverage ratio to 0.50:1.00 for the extended term of the revolving facility; and

•	includes payment of a 1.0% consent fee.

The Amendment is filed as Exhibit 10.3 to this report on Form 10-Q. The foregoing description of this Amendment is qualified in its entirety by reference to Exhibit 10.3.

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

4.6	Form of 10.75% Senior Secured Note due 2017 (included in Exhibit 4.5 hereto).*
10.1	Amendment No. 1 to the Employment Agreement with Samuel N. Borgese.
10.2	Amendment No. 2 to the Advisory Agreement, by and between Logan's Roadhouse, Inc. and Kelso & Company, L.P., dated December 19, 2014.
10.3
Amendment No. 4 to Credit Agreement, dated as of December 19, 2014, among Logan's Roadhouse, Inc., LRI Holdings, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent and the lenders a party thereto.

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
101
The following unaudited financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended November 2, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholder’s Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.**

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

LRI Holdings, Inc.

Date:	December 22, 2014	By:	/s/ Amy L. Bertauski
Amy L. Bertauski
Chief Financial Officer, Treasurer and Secretary
(Duly Authorized Officer)

Date:	December 22, 2014	By:	/s/ Nicole A. Williams
Nicole A. Williams
Vice President - Controller
(Principal Accounting Officer)