Form 10-Q
period 2015-02-01
LRI HOLDINGS, INC.
filed 2015-03-12
CIK 1383875

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 1, 2015
- or -
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

As of March 12, 2015, the registrant has 1 Common Unit, $0.01 par value, outstanding (which is owned by Roadhouse Parent Inc., the registrant’s direct owner), and is not publicly traded.

LRI HOLDINGS, INC.

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

LRI Holdings, Inc.
Condensed Consolidated Balance Sheets

(In thousands, except share data)	February 1, 2015	August 3, 2014
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$20,178	$9,170
Receivables	10,445	9,734
Inventories	14,459	13,832
Prepaid expenses and other current assets	6,760	6,887
Income taxes receivable	111	115
Total current assets	51,953	39,738
Property and equipment, net	203,989	209,078
Other assets	12,244	13,273
Goodwill	163,368	163,368
Tradename	71,251	71,251
Other intangible assets, net	16,149	17,190
Total assets	$518,954	$513,898
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable	$17,841	$17,414
Payable to RHI	2,499	2,721
Other current liabilities and accrued expenses	57,270	51,683
Total current liabilities	77,610	71,818
Long-term debt	376,000	355,000
Deferred income taxes	27,607	27,607
Other long-term obligations	49,695	46,599
Total liabilities	530,912	501,024
Commitments and contingencies (Note 5)	—	—
Stockholder’s equity:
Common stock ($0.01 par value; 100 shares authorized; 1 share issued and outstanding)	—	—
Additional paid-in capital	230,000	230,000
Retained deficit	(241,958)	(217,126)
Total stockholder’s equity	(11,958)	12,874
Total liabilities and stockholder’s equity	$518,954	$513,898

See accompanying notes to the condensed consolidated financial statements.

LRI Holdings, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
(In thousands)	February 1, 2015	January 26, 2014	February 1, 2015	January 26, 2014
Revenues:
Net sales	$154,213	$153,061	$299,426	$300,084
Franchise fees and royalties	561	528	1,090	1,035
Total revenues	154,774	153,589	300,516	301,119
Costs and expenses:
Restaurant operating costs:
Cost of goods sold	55,617	51,791	107,913	101,795
Labor and other related expenses	47,666	47,247	93,998	93,744
Occupancy costs	14,690	14,215	28,494	27,828
Other restaurant operating expenses	23,411	25,782	47,004	51,272
Depreciation and amortization	5,095	4,961	10,165	10,132
Pre-opening expenses	222	20	257	26
General and administrative	7,754	7,540	14,936	14,723
Restaurant impairment and closing charges	1,486	488	1,486	1,805
Total costs and expenses	155,941	152,044	304,253	301,325
Operating (loss) income	(1,167)	1,545	(3,737)	(206)
Interest expense, net	10,683	10,536	21,095	20,855
Loss before income taxes	(11,850)	(8,991)	(24,832)	(21,061)
Income tax benefit	—	—	—	—
Net loss	$(11,850)	$(8,991)	$(24,832)	$(21,061)

See accompanying notes to the condensed consolidated financial statements.

LRI Holdings, Inc.
Condensed Consolidated Statements of Stockholder’s Equity
(unaudited)

	Common		Additional paid-in capital	Retained deficit	Total stockholder's equity
(In thousands, except share data)	Shares	Amount
Balances at July 28, 2013	1	$—	$230,000	$(154,353)	$75,647
Net loss	—	—	—	(21,061)	(21,061)
Balances at January 26, 2014	1	$—	$230,000	$(175,414)	$54,586

Balances at August 3, 2014	1	$—	$230,000	$(217,126)	$12,874
Net loss	—	—	—	(24,832)	(24,832)
Balances at February 1, 2015	1	$—	$230,000	$(241,958)	$(11,958)

See accompanying notes to the condensed consolidated financial statements.

LRI Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Twenty-six weeks ended
(In thousands)	February 1, 2015	January 26, 2014
Cash flows from operating activities:
Net loss	$(24,832)	$(21,061)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,165	10,132
Other amortization	1,167	1,025
Loss on sale/disposal of property and equipment	1,365	1,062
Amortization of deferred gain on sale and leaseback transactions	(25)	(25)
Impairment charges for long-lived assets	1,486	1,805
Share-based compensation expense	(206)	856
Changes in operating assets and liabilities:
Receivables	(711)	(786)
Inventories	(633)	(1,018)
Prepaid expenses and other current assets	127	(1,960)
Other non-current assets and intangibles	(462)	(241)
Accounts payable	325	945
Payable to RHI	(16)	(102)
Income taxes payable/receivable	4	(318)
Other current liabilities and accrued expenses	5,587	6,244
Other long-term obligations	3,715	2,870
Net cash used in operating activities	(2,944)	(572)
Cash flows from investing activities:
Purchase of property and equipment	(7,048)	(6,786)
Net cash used in investing activities	(7,048)	(6,786)
Cash flows from financing activities:
Payments on revolving credit facility	(8,100)	(4,500)
Borrowings on revolving credit facility	29,100	24,500
Net cash provided by financing activities	21,000	20,000
Increase in cash and cash equivalents	11,008	12,642
Cash and cash equivalents, beginning of period	9,170	23,708
Cash and cash equivalents, end of period	$20,178	$36,350

See accompanying notes to the condensed consolidated financial statements.

LRI Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share data)
(unaudited)

1. Basis of Presentation and Recent Accounting Pronouncements

LRI Holdings, Inc. (“LRI Holdings”) and its subsidiaries (collectively the “Company”, “we”, “our” or “us”) are engaged in the operation and development of the Logan’s Roadhouse restaurant chain.  As of February 1, 2015, our restaurants operate in 23 states and are comprised of 235 company-owned restaurants and 26 franchised restaurants.  LRI Holdings operates its business as one operating and one reportable segment.  The Company operates on a 52 or 53-week fiscal year ending on the Sunday nearest to July 31. The fiscal year ended August 3, 2014 was comprised of 53 weeks. The fiscal year ending August 2, 2015 will be comprised of 52 weeks.

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

Interim financial statements

We have prepared these condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature.  Operating results for the twenty-six weeks ended February 1, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending August 2, 2015.  These statements should be read in conjunction with the consolidated financial statements and related notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 3, 2014 (the "Form 10-K").  The accounting policies used in preparing these condensed consolidated financial statements are the same as those described in the Form 10-K.

Recent accounting pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The guidance changes the criteria for disposals to qualify as discontinued operations and requires new disclosures about disposals of both discontinued operations and certain other disposals that do not meet the new definition. This update is effective for fiscal years beginning on or after December 15, 2014 and interim periods within those years on a prospective basis. The Company is currently evaluating the impact of adopting this accounting guidance, but it is not expected to have a significant impact on the Company’s consolidated financial statements upon adoption in the first quarter of fiscal year 2016.

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), an amendment to the FASB Accounting Standards Codification. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update is effective for annual periods and interim periods within those periods beginning after December 15, 2016, which will require us to adopt these provisions in the first quarter of fiscal year 2018. The Company is currently evaluating the impact the guidance will have on our consolidated financial statements.

2. Long-Term Debt

Long-term debt obligations at February 1, 2015 and August 3, 2014, consist of the following:

	February 1, 2015	August 3, 2014
Senior Secured Notes, bearing interest at 10.75%	$355,000	$355,000
Senior Secured Revolving Credit Facility	21,000	—
	376,000	355,000
Less: current maturities	—	—
Long-term debt, less current maturities	$376,000	$355,000

Senior Secured Revolving Credit Facility, as amended

In connection with the Transactions, Logan’s Roadhouse, Inc., a wholly owned subsidiary of LRI Holdings, entered into the Senior Secured Revolving Credit Facility which provides a $30.0 million revolving credit facility. Effective December 19, 2014, the Company executed an amendment to the Senior Secured Revolving Credit Facility which extended the maturity date to April 30, 2017. As of February 1, 2015, the Company had borrowings of $21.0 million drawn on the Senior Secured Revolving Credit Facility and $4.0 million of undrawn outstanding letters of credit resulting in available credit of $5.0 million.

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

Subsequent to October 15, 2013, Logan’s Roadhouse, Inc. may redeem all or part of the Senior Secured Notes at redemption prices (expressed as a percentage of principal amount) ranging from 108.1% to 100.0%, plus accrued and unpaid interest. As of February 1, 2015, no portion of the Senior Secured Notes has been redeemed.

The Senior Secured Revolving Credit Facility and the Indenture that governs the Senior Secured Notes contain significant financial and operating covenants.  The non-financial covenants include prohibitions on the Company and the Company’s guarantor subsidiaries’ ability to incur certain additional indebtedness or to pay dividends. Additionally, the Indenture subjects the Company to the reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as a non−accelerated filer, even if the Company is not specifically required to comply with such sections of the Exchange Act.  Failure to comply with these covenants constitutes a default and may lead to the acceleration of the principal amount and accrued but unpaid interest on the Senior Secured Notes. On January 24, 2014 the Company executed an amendment to the Senior Secured Revolving Credit Facility which included: removing the previous consolidated leverage and consolidated interest coverage covenants; adding a consolidated first lien leverage covenant and amending the maximum capital expenditure limit in each of the remaining years. The terms of the amendment also included an increase in the applicable margin for borrowings; payment of a consent fee and a requirement to provide monthly unaudited preliminary financial statements to the lenders under the Senior Secured Revolving Credit Facility.  On December 19, 2014, the Company executed an amendment to the Senior Secured Revolving Credit Facility which in addition to extending the maturity date to April 30, 2017, included the following: removal of the swingline subfacility; reduced the maximum capital expenditure limit in each of the remaining years of the extended facility; amended the required consolidated first lien leverage ratio for the extended term of the facility; amended requirements for all or a portion of net cash proceeds of certain asset sales to include prepayment of any then outstanding borrowings; required an amendment to the advisory agreement with Kelso to restrict payment of deferred advisory fees until after the final maturity date of the Senior Secured Revolving Credit Facility; and required payment of a consent fee. For the period ended February 1, 2015, our first lien leverage ratio was 0.31 times Consolidated EBITDA, compared to our maximum allowable first lien leverage ratio of 0.50 times. As of February 1, 2015, the Company was in compliance with all material covenants.

As of February 1, 2015, the Company had $5.0 million of available credit on its $30.0 million Senior Secured Revolving Credit Facility and $20.2 million of cash and cash equivalents. Management of the Company continues to believe it will have sufficient cash generated from operations and availability on its Senior Secured Revolving Credit Facility to fund operations and service its debt requirements for at least the next twelve months.

Although the Company expects to remain in compliance with all material debt covenants, its ability to do so and to service its debt requirements is dependent, in part, upon improving operating performance trends. The Company has experienced declines in customer traffic trends over the past three fiscal years including a 5.5% traffic decrease in the thirteen weeks ended February 1, 2015. Since the second quarter of fiscal year 2011, this steady decline in customer traffic has resulted in significantly lower cash flow generated from operations and net losses in each of the past three fiscal years. The net loss and negative operating cash flow for the twenty-six weeks ended February 1, 2015, increased from the prior year period to $24.8 million and $2.9 million, respectively. Additionally, the Company's highly leveraged structure includes significant semi-annual interest payments which often require borrowing on its Senior Secured Revolving Credit Facility and use of otherwise available cash. If the Company's cash flows and capital resources are insufficient to fund its debt service obligations, it could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance its indebtedness. If it is later determined that the adverse impact of these challenges does not allow the Company to remain in compliance with the financial covenants included in the Senior Secured Revolving Credit Facility, the Company would seek an amendment or waiver prior to failing to meet these covenants. If the Company is unable to secure an amendment or waiver and fails the financial covenants or fails to make scheduled payments of interest on, to pay principal of or to refinance its indebtedness, an event of default would result and the lenders could declare outstanding borrowings due and payable.

Debt issuance costs

The Company initially incurred $19.2 million of debt issuance costs in connection with obtaining the financings described above.  As part of the amendments to the Senior Secured Revolving Credit Facility, we incurred $0.5 million of additional debt costs. These costs were capitalized and will be amortized to interest expense over the lives of the respective debt instruments.

3. Restaurant Impairment and Closing Charges

The Company performs long-lived asset impairment analyses throughout the year. During the thirteen and twenty-six weeks ended February 1, 2015, the Company wrote-off additional asset expenditures with respect to restaurants that had been previously impaired and also impaired four additional restaurants that had carrying amounts in excess of their fair values. During the thirteen weeks ended January 26, 2014, the Company wrote-off additional asset expenditures with respect to restaurants that had been previously impaired and also determined that two additional restaurants had carrying amounts in excess of their fair values for a total of four newly impaired restaurants in the twenty-six weeks ended January 26, 2014. The assessments compared the carrying amounts of each restaurant to the estimated future undiscounted net cash flows of that restaurant and an impairment charge was recorded based on the amount by which the carrying amount of the assets exceeded their fair value.  Fair value was determined based on an assessment of individual site characteristics and local real estate market conditions along with estimates of future cash flows.  Restaurant impairment charges were recorded as follows:

	Thirteen weeks ended		Twenty-six weeks ended
	February 1, 2015	January 26, 2014	February 1, 2015	January 26, 2014
Restaurant impairment charges	$1,486	$488	$1,486	$1,805

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

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of February 1, 2015 and August 3, 2014:

	Level	February 1, 2015	August 3, 2014
Deferred compensation plan assets(1)	1	$2,125	$2,033

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

The carrying value of the Senior Secured Notes as of February 1, 2015 and August 3, 2014 was $355.0 million.  The fair value of the Senior Secured Notes as of February 1, 2015 and August 3, 2014 was $278.7 million and $279.6 million, respectively.  The fair value of the Company’s publicly traded debt is based on quoted market prices which are considered a Level 1 input.  The estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the twenty-six weeks ended February 1, 2015, the Company impaired four additional restaurants.  The fair value of the restaurants was calculated using a cash flow model which included estimates for projected revenues, earnings and cash flows.  The Company has determined that the majority of the inputs used to value its long-lived assets held and used are unobservable inputs, and thus, are considered Level 3 inputs.  See Note 3 for further information on the impairment of these long-lived assets.

5. Commitments and Contingencies

Litigation

The legal matter discussed below is subject to uncertainty and the outcome is not currently predictable. The Company is unable to estimate a range of reasonably possible loss due to the Company's dispute over the merits of the claims and the early stage of the proceedings. The Company establishes reserves for litigation and similar matters when those matters present loss contingencies that we determine to be both probable and reasonably estimable in accordance with Accounting Standards Codification (“ASC”) 450, Contingencies. The Company provides disclosure for matters when management believes it is reasonably possible the outcome may be material to the consolidated financial statements.

In November 2014, two current employees filed a purported collective action lawsuit against the Company. The claim alleges violations of the Fair Labor Standards Act (“FLSA”); specifically that employees were required to work in non-tip producing jobs while clocked in and paid as tipped employees and that the percentage of time in such jobs exceeded 20% of their work time. The claim seeks recovery for unpaid wages under various sections of the FLSA.  The Company believes this claim is without merit and intends to vigorously defend this lawsuit.

Additionally, the Company is subject to ongoing legal proceedings, claims and liabilities which arise in the normal course of business and are generally covered by insurance in excess of specified retention amounts. In the opinion of management, these matters are believed to be adequately covered by insurance or reserves, or, if not covered, the possibility of losses from such matters are believed to be remote or such matters are of such kind or involve such amounts that would not have a material adverse effect on the consolidated financial statements of the Company if disposed of unfavorably.

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

6. Share-Based Awards and Compensation Plans

On January 18, 2011, RHI adopted the Roadhouse Holding Inc. Stock Incentive Plan (the “2011 Plan”), pursuant to which options to purchase approximately 13%, or 345,000 shares, of the common stock of RHI on a fully diluted basis were available for grant to our directors, officers and key employees.  On March 8, 2013, the 2011 Plan was amended to increase the number of shares authorized to 400,000 shares; and on October 4, 2014, the plan was further amended to increase the number of shares authorized to 640,000 shares. As of February 1, 2015, approximately 21% of the option pool remains available for future grants.  Options granted under the 2011 Plan expire on the ten-year anniversary of the grant date.

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

The following table summarizes stock option activity under the 2011 Plan for the twenty-six weeks ended February 1, 2015:

	Time-based options		Performance-based options
	Number	Weighted average exercise price	Number	Weighted average exercise price
Options outstanding as of August 3, 2014	201,086	$86.85	131,631	$100.00
Granted	—	—	360,000	83.33
Exercised	—	—	—	—
Forfeited	(146,007)	86.48	(40,668)	91.30
Options outstanding as of February 1, 2015	55,079	$87.84	450,963	$85.31
As of February 1, 2015
Options vested	45,402		—
Options exercisable	45,402		—

7. Income Taxes

The Company routinely assesses whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment. Based upon the Company’s level of historical taxable income and projections for future taxable income over the periods that the deferred tax assets are expected to be deductible, the Company had a recorded valuation allowance of $25.1 million as of August 3, 2014. The valuation allowance was increased in the twenty-six weeks ended February 1, 2015 by the amount of income tax benefit that would have otherwise been recorded. Excluding the valuation allowance, the effective tax rates ("ETR") for the twenty-six weeks ended February 1, 2015 and January 26, 2014 were 44.2% and 47.2%, respectively. Both periods were impacted by the reverse effect of wage based credits on a pre-tax loss. The Company's ETR is highly sensitive to estimates of income or loss due to relatively low pre-tax income (loss) and significant wage based credits. As a result, beginning in the second quarter of fiscal year 2013 we adopted the method of using the actual year-to-date rate as of each interim period, as we believe this provides the best estimate of our year-to-date income tax expense.

8. Related Party Transactions

In connection with the Transactions, Logan’s Roadhouse, Inc. entered into an advisory agreement (the "Advisory Agreement") with Kelso & Company, L.P. ("Kelso"). Pursuant to the Advisory Agreement, Kelso provides the Company with financial advisory and management consulting services in return for annual fees of $1.0 million to be paid quarterly. During the first quarter of fiscal year 2014, the Advisory Agreement was amended to defer payments of the advisory fee beginning with the quarterly payment due on October 1, 2013. During the second quarter of fiscal year 2015, the Company executed an amendment to the Senior Secured Revolving Credit Facility which required an amendment to the advisory agreement with Kelso to restrict payment of deferred advisory fees until after the final maturity date of the Senior Secured Revolving Credit Facility. The accrued advisory fee as of February 1, 2015, included within other long-term obligations, was $1.3 million.

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

The condensed consolidating financial information of Logan’s Roadhouse, Inc. and the guarantors is presented below:

Condensed Consolidated Balance Sheets

February 1, 2015	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
ASSETS
Current assets	$—	$51,953	$—	$51,953
Property and equipment, net	—	203,989	—	203,989
Other assets	—	136,277	(124,033)	12,244
Investment in subsidiary	331,824	—	(331,824)	—
Goodwill	—	163,368	—	163,368
Tradename	—	71,251	—	71,251
Other intangible assets, net	—	16,149	—	16,149
Total assets	$331,824	$642,987	$(455,857)	$518,954
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities	$—	$77,610	$—	$77,610
Long-term debt	—	376,000	—	376,000
Deferred income taxes	—	27,607	—	27,607
Other long-term obligations	124,033	49,695	(124,033)	49,695
Stockholder’s equity	207,791	112,075	(331,824)	(11,958)
Total liabilities and stockholder’s equity	$331,824	$642,987	$(455,857)	$518,954
August 3, 2014	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
ASSETS
Current assets	$—	$39,738	$—	$39,738
Property and equipment, net	—	209,078	—	209,078
Other assets	—	136,233	(122,960)	13,273
Investment in subsidiary	331,897	—	(331,897)	—
Goodwill	—	163,368	—	163,368
Tradename	—	71,251	—	71,251
Other intangible assets, net	—	17,190	—	17,190
Total assets	$331,897	$636,858	$(454,857)	$513,898
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities	$—	$71,818	$—	$71,818
Long-term debt	—	355,000	—	355,000
Deferred income taxes	—	27,607	—	27,607
Other long-term obligations	122,960	46,599	(122,960)	46,599
Stockholder’s equity	208,937	135,834	(331,897)	12,874
Total liabilities and stockholder’s equity	$331,897	$636,858	$(454,857)	$513,898

Condensed Consolidated Statements of Operations

Thirteen weeks ended February 1, 2015	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
Total revenues	$—	$154,774	$—	$154,774
Total costs and expenses	17	155,924	—	155,941
Operating loss	(17)	(1,150)	—	(1,167)
Interest expense, net	539	10,144	—	10,683
Loss before income taxes	(556)	(11,294)	—	(11,850)
Income tax benefit	—	—	—	—
Net loss	$(556)	$(11,294)	$—	$(11,850)
Thirteen weeks ended January 26, 2014	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
Total revenues	$—	$153,589	$—	$153,589
Total costs and expenses	12	152,032	—	152,044
Operating (loss) income	(12)	1,557	—	1,545
Interest expense, net	530	10,006	—	10,536
Loss before income taxes	(542)	(8,449)	—	(8,991)
Income tax benefit	—	—	—	—
Net loss	$(542)	$(8,449)	$—	$(8,991)
Twenty-six weeks ended February 1, 2015	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
Total revenues	$—	$300,516	$—	$300,516
Total costs and expenses	74	304,179	—	304,253
Operating loss	(74)	(3,663)	—	(3,737)
Interest expense, net	1,072	20,023	—	21,095
Loss before income taxes	(1,146)	(23,686)	—	(24,832)
Income tax benefit	—	—	—	—
Net loss	$(1,146)	$(23,686)	$—	$(24,832)
Twenty-six weeks ended January 26, 2014	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
Total revenues	$—	$301,119	$—	$301,119
Total costs and expenses	72	301,253	—	301,325
Operating loss	(72)	(134)	—	(206)
Interest expense, net	1,053	19,802	—	20,855
Loss before income taxes	(1,125)	(19,936)	—	(21,061)
Income tax benefit	—	—	—	—
Net loss	$(1,125)	$(19,936)	$—	$(21,061)

Condensed Consolidated Statements of Cash Flows

Twenty-six weeks ended February 1, 2015	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
Net cash used in operating activities	$(74)	$(2,870)	$—	$(2,944)
Net cash provided by (used in) investing activities	74	(7,122)	—	(7,048)
Net cash provided by financing activities	—	21,000	—	21,000
Increase in cash and cash equivalents	—	11,008	—	11,008
Cash and cash equivalents, beginning of period	—	9,170	—	9,170
Cash and cash equivalents, end of period	$—	$20,178	$—	$20,178
Twenty-six weeks ended January 26, 2014	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
Net cash used in operating activities	$(72)	$(500)	$—	$(572)
Net cash provided by (used in) investing activities	72	(6,858)	—	(6,786)
Net cash provided by financing activities	—	20,000	—	20,000
Increase in cash and cash equivalents	—	12,642	—	12,642
Cash and cash equivalents, beginning of period	—	23,708	—	23,708
Cash and cash equivalents, end of period	$—	$36,350	$—	$36,350

10. Supplemental Cash Flow Information

The following table presents supplemental cash flow information:

	Twenty-six weeks ended
	February 1, 2015	January 26, 2014
Cash paid for:
Interest, excluding amounts capitalized	$19,471	$19,407
Income taxes	29	6

11. Subsequent Events

On February 12, 2015, the Company reached an agreement with Amy L. Bertauski, whereby Ms. Bertauski resigned her position as Chief Financial Officer of the Company effective February 27, 2015 (the “Separation Date”). On February 17, 2015, Logan’s Roadhouse, Inc., a wholly-owned subsidiary of the Company, entered into a Separation and Release Agreement with Ms. Bertauski. Ms. Bertauski is entitled to receive customary severance benefits; her shares of stock of Roadhouse Holding Inc. are subject to the repurchase provisions of the Roadhouse Holding Inc. Stockholders Agreement; all unvested stock options terminate and vested stock options may be exercised within 365 days of the Separation Date. On February 18, 2015, Nicole A. Williams was appointed to serve as the Company's interim principal financial officer.

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

General

Logan’s Roadhouse is a full-service casual dining steakhouse offering specially seasoned aged steaks and sizzling southern-inspired dishes in a roadhouse atmosphere offering customers value-oriented, high quality, craveable food with welcoming hospitality and an upbeat atmosphere. Our restaurants have a relaxed, come-as-you-are environment where we encourage our customers to enjoy “bottomless buckets” of roasted in-shell peanuts and our made-from-scratch yeast rolls. Our entrée portions are generous and generally include a choice of two side items, all at affordable prices. We are committed to serving a variety of fresh food from specially seasoned aged steaks to farm-fresh salads to our signature entrées. We believe the freshness and distinctive flavor profiles of our signature dishes, coupled with the variety of our menu, differentiates us from our competitors. Our restaurants, which are open for lunch and dinner seven days a week, serve a broad and diverse customer base. We opened our first restaurant in Lexington, Kentucky in 1991 and as of February 1, 2015 have grown to a total of 235 company-owned restaurants and 26 franchised restaurants located across 23 states.

     Overview

The casual dining industry is intensely competitive and highly sensitive to economic trends, consumer preference and lifestyle trends and fluctuating costs. In addition, the casual dining segment faces competition from fast casual and other sectors of the restaurant industry looking to increase market share. Key economic indicators such as total employment, spending levels and consumer confidence have continued to improve steadily and have resulted in improvements for the industry. As our customers' discretionary income has increased, low interest rates have diverted some discretionary spending to bigger ticket items and housing purchases resulting in a slower than expected recovery of the industry. We expect the restaurant industry to remain highly competitive, but expect lower fuel prices and further increases in discretionary income to create opportunities for brands that are best able to address the needs of customers.

Although the restaurant industry has faced pressures over recent years, our relative position versus our key competitors has continued to decline due to short-sighted decisions to rely on increased discount messaging and a lack of focus on and investment in core restaurant execution. We have experienced comparable restaurant sales declines in each of the last three fiscal years driven by declines in customer traffic. Over the same period, our restaurant margins have been impacted by continued commodity inflation, specifically beef, and lost leverage on other costs due to declining sales. Beginning with the industry traffic declines associated with the start of the recession, we increasingly relied on discounting to drive customers to our restaurants. Over time, these actions changed the profile of a large portion of our customer base to one that actively sought out discounts and was less brand loyal. Over the past eighteen months and more aggressively in the second quarter of fiscal year 2015, we have progressively removed deep discounting from our brand. As a result, our traffic trends have continued to decline as we lost some of the discount seeking customers. Further, due to the reduced discounting our average check has increased at a much greater rate than our menu price increases. We believe we offer a good value to our customers at our undiscounted menu prices and that as we focus with urgency on core restaurant execution, food quality and on targeting our preferred customers we will rebuild our customer base. We expect continued commodity inflation in fiscal year 2015, both from market pressures and as we make decisions to improve the quality of our food offerings. We are focused on returning our brand to be known as a steakhouse committed to great food and great service every day.

Over the long term, we believe our roadhouse theme provides a differentiated dining experience as an authentic, casual steakhouse, which when combined with consistent execution of great food and service will allow us to outperform competitors within the broader casual dining segment. Our strategy for the future is centered on delivering great experiences to our customers, continually adapting our brand to best meet the needs of our current and future customers and opening successful new restaurants.

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

Presentation of Results

Our fiscal year ends on the Sunday closest to July 31.  Fiscal year 2015 is a 52 week year, while fiscal year 2014 was a 53 week year. Throughout this report all references to "Q2 2015" and "Q2 2014" relate to the thirteen week periods ended February 1, 2015 and January 26, 2014 and all references to "YTD 2015" and "YTD 2014" relate to the twenty-six weeks ended February 1, 2015 and January 26, 2014, respectively.

Results of Operations

Thirteen weeks ended February 1, 2015 (Q2 2015)

•	Comparable restaurant sales for Q2 2015 increased 0.1%, average check increased by 5.9% and customer traffic decreased by 5.5% for company-owned restaurants.

•	Earnings decreased 31.8%, or $2.9 million, from a net loss of $9.0 million in Q2 2014 to a net loss of $11.9 million in Q2 2015.

•	Adjusted EBITDA decreased 11.4%, or $1.1 million, from $9.8 million in Q2 2014 to $8.7 million in Q2 2015.

•
Cash and cash equivalents increased by $11.0 million from August 3, 2014.  Primary uses include interest payments of $19.5 million, gross capital expenditures of $7.0 million and negative cash flow from operations, which were funded by cash on hand, favorable working capital changes and borrowings on the Senior Secured Revolving Credit Facility. As of February 1, 2015, we had spent $1.5 million in capital expenditures that will be reimbursed upon completion of planned sale and leaseback transactions.

The following tables and discussion summarize key components of our operating results expressed as a dollar amount and as a percentage of total revenues or net sales.

	Thirteen weeks ended				Twenty-six weeks ended
(In thousands)	February 1, 2015		January 26, 2014		February 1, 2015		January 26, 2014
Statement of operations data:
Revenues:
Net sales	$154,213	99.6%	$153,061	99.7%	$299,426	99.6%	$300,084	99.7%
Franchise fees and royalties	561	0.4	528	0.3	1,090	0.4	1,035	0.3
Total revenues	154,774	100.0	153,589	100.0	300,516	100.0	301,119	100.0
Costs and expenses:
(As a percentage of net sales)
Restaurant operating costs:
Cost of goods sold	55,617	36.1	51,791	33.8	107,913	36.0	101,795	33.9
Labor and other related expenses	47,666	30.9	47,247	30.9	93,998	31.4	93,744	31.2
Occupancy costs	14,690	9.5	14,215	9.3	28,494	9.5	27,828	9.3
Other restaurant operating expenses	23,411	15.2	25,782	16.8	47,004	15.7	51,272	17.1
(As a percentage of total revenues)
Depreciation and amortization	5,095	3.3	4,961	3.2	10,165	3.4	10,132	3.4
Pre-opening expenses	222	0.1	20	—	257	0.1	26	—
General and administrative	7,754	5.0	7,540	4.9	14,936	5.0	14,723	4.9
Restaurant impairment and closing charges	1,486	1.0	488	0.3	1,486	0.5	1,805	0.6
Total costs and expenses	155,941	100.8	152,044	99.0	304,253	101.2	301,325	100.1
Operating (loss) income	(1,167)	(0.8)	1,545	1.0	(3,737)	(1.2)	(206)	(0.1)
Interest expense, net	10,683	6.9	10,536	6.9	21,095	7.0	20,855	6.9
Loss before income taxes	(11,850)	(7.7)	(8,991)	(5.9)	(24,832)	(8.3)	(21,061)	(7.0)
Income tax benefit	—	—	—	—	—	—	—	—
Net loss	$(11,850)	(7.7)%	$(8,991)	(5.9)%	$(24,832)	(8.3)%	$(21,061)	(7.0)%

Restaurant Unit Activity

	Company	Franchise	Total
Restaurants at August 3, 2014	234	26	260
Openings	1	—	1
Closures	—	—	—
Restaurants at February 1, 2015	235	26	261

Q2 2015 (13 weeks) Compared to Q2 2014 (13 weeks) and YTD 2015 (26 weeks) Compared to YTD 2014 (26 weeks)

TOTAL REVENUES

Net sales consist of food and beverage sales of company-owned restaurants and other miscellaneous income.  Net sales increased by $1.2 million, or 0.8%, to $154.2 million in Q2 2015 compared to Q2 2014. Net sales decreased by $0.7 million, or 0.2% to $299.4 million in YTD 2015 compared to YTD 2014.

The following table summarizes the period over period changes and key net sales drivers at company-owned restaurants for the periods presented:

	Thirteen weeks ended		Twenty-six weeks ended
	February 1, 2015	January 26, 2014	February 1, 2015	January 26, 2014
Company-owned restaurants:
Increase in restaurant operating weeks	0.7%	2.9%	0.6%	3.6%
Increase (decrease) in average unit volume	0.1%	(7.6)%	(0.8)%	(7.1)%
Total increase (decrease) in restaurant sales	0.8%	(4.7)%	(0.2)%	(3.5)%

Comparable restaurants	232	219	228	215
Change in comparable restaurant sales	0.1%	(5.3)%	(0.5)%	(5.2)%
Restaurant operating weeks	3,050	3,029	6,092	6,058
Average check	$14.90	$14.02	$14.69	$13.90

The increase in restaurant operating weeks for the periods presented above was due to the opening of new restaurants.  The fluctuations in average unit volume were primarily driven by customer traffic declines offset by increases in average check. For our comparable restaurants, the decrease in customer traffic was 5.5% in both Q2 2015 and YTD 2015.  Also impacting comparable restaurant sales was an increase in average check of 5.9% and 5.4% in Q2 2015 and YTD 2015, respectively.  The increase in average check in Q2 2015 and YTD 2015 included the effects of reduced discounting, increased menu pricing of 1.7%, improved alcohol sales and favorable mix shifts.

Franchise fees and royalties, for our two franchisees that operate 26 restaurants, included a modest increase from Q2 2014 to Q2 2015 and YTD 2014 to YTD 2015.

TOTAL COSTS AND EXPENSES

Total costs and expenses increased $3.9 million, or 2.6%, to $155.9 million in Q2 2015 compared to Q2 2014 and increased $2.9 million, or 1.0%, to $304.3 million in YTD 2015 compared to YTD 2014. As a percent of total revenues, total costs and expenses in Q2 2015 were 100.8%, which increased from 99.0% in Q2 2014 and 101.2% in YTD 2015 which increased from 100.1% in YTD 2014.  The primary drivers of the fluctuations in total costs and expenses are as follows:

Cost of goods sold

Cost of goods sold consists of food and beverage costs, along with related purchasing and distribution costs. Cost of goods sold, as a percentage of net sales, increased to 36.1% in Q2 2015 from 33.8% in Q2 2014 and increased to 36.0% in YTD 2015 from 33.9% in YTD 2014.  The increase in Q2 2015 and YTD 2015 is due primarily to commodity inflation and unfavorable mix shifts partially offset by menu pricing. Commodity inflation was 5.6% in Q2 2015 and 4.9% in YTD 2015.

Labor and other related expenses

Labor and other related expenses consists of all restaurant management and hourly labor costs, including salaries, wages, benefits, bonuses and other indirect labor costs. Labor and other related expenses, as a percentage of net sales, remained consistent at 30.9% in Q2 2015 and Q2 2014, and increased to 31.4% in YTD 2015 from 31.2% in YTD 2014. Q2 2015 and YTD 2015 included an increase in kitchen labor offset by a decline in workers' compensation reserves.

Occupancy costs

Occupancy costs include rent, common area maintenance, property taxes, licenses and other related fees.  Occupancy costs, as a percentage of net sales, increased to 9.5% from 9.3% in Q2 2015 and YTD 2015 compared to the prior year periods. The increase was driven primarily by the annual CPI-driven rent adjustment for certain of our leases.

Other restaurant operating expenses

Other restaurant operating expenses include all other restaurant-level operating costs, the major components of which are operating supplies, utilities, repairs and maintenance, advertising, general liability and credit card fees. Other restaurant operating expenses, as a percentage of net sales, decreased to 15.2% in Q2 2015 from 16.8% in Q2 2014 and decreased to 15.7% in YTD 2015 from 17.1% in YTD 2014. The decrease in Q2 2015 resulted from a reduction of advertising spend. The decrease in YTD 2015 resulted from a reduction of advertising spend partially offset by an increase in general liability insurance reserves due to the timing of favorable adjustments in each period.

Depreciation and amortization

Depreciation and amortization includes the depreciation of fixed assets and capitalized leasehold improvements and the amortization of intangible assets. Depreciation and amortization, as a percentage of total revenues, increased to 3.3% in Q2 2015 from 3.2% in Q2 2014 and remained consistent at 3.4% in YTD 2015 and YTD 2014. The increase in Q2 2015 resulted from additional deprecation related to restaurant system implementation and upgrades.

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

General and administrative

General and administrative expenses are comprised of expenses associated with corporate and administrative functions that support restaurant operations and development. General and administrative expenses, as a percentage of total revenues, increased to 5.0% from 4.9% in Q2 2015 and YTD 2015 compared to the prior year periods. The increase in Q2 2015 is primarily due to audit and professional fees related to the fiscal year 2014 goodwill impairment valuation and testing completed in Q2 2015 partially offset by a reduction in stock option expense from options forfeited by our previous Chief Executive Officer and a change in structure of options awarded to our current Chief Executive Officer . In addition to the factors impacting Q2 2015, YTD 2015 includes an increase in salaries from the recording of termination benefits for executive officers and recruiting costs to source recently hired senior executive officers.

Restaurant impairment and closing charges

Restaurant impairment and closing charges include long-lived asset impairment charges and restaurant closing charges.  In Q2 2015 and YTD 2015, we recorded $1.5 million of restaurant impairment charges related to the impairment of four restaurants and additional asset expenditures with respect to restaurants that had been previously impaired. In Q2 2014 and YTD 2014, we recorded $0.5 million and $1.8 million of restaurant impairment charges related to the impairment of two and four restaurants, respectively, and additional asset expenditures with respect to restaurants that had been previously impaired.

INTEREST EXPENSE, NET

Interest expense, net consists primarily of interest expense related to our debt, net of interest income, see the “Liquidity and Capital Resources” section for further detail. Interest expense, net increased to $10.7 million in Q2 2015 from $10.5 million in Q2 2014 and increased to $21.1 million in YTD 2015 from $20.9 million in YTD 2014, due to higher average borrowings on the Senior Secured Revolving Credit Facility.

INCOME TAX EXPENSE

As of August 3, 2014, we had a recorded valuation allowance of $25.1 million which included all deferred tax assets. The valuation allowance was increased in YTD 2015 by the amount of income tax benefit that would have otherwise been recorded. Excluding the valuation allowance, the effective tax rates ("ETR") for YTD 2015 and YTD 2014 were 44.2% and 47.2%, respectively. Both periods were impacted by the reverse effect of wage based credits on a pre-tax loss.

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

•	EBITDA and Adjusted EBITDA do not reflect our cash expenditures, or future requireme nts for, capital expenditures or contractual commitments;

•	EBITDA and Adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital needs;

•	EBITDA and Adjusted EBITDA do not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments on our indebtedness;

•	EBITDA and Adjusted EBITDA do not reflect our tax expense or the cash requirements to pay our taxes;

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

We also present Adjusted EBITDA because it is substantially similar to “Consolidated EBITDA,” a defined measure which is used in calculating financial ratios in material debt covenants and other calculations in the Indenture and the Credit Agreement. We believe that presenting Adjusted EBITDA is appropriate to provide additional information to investors about how the covenants in the agreements governing our debt facilities operate. The Credit Agreement and the Indenture may permit us to exclude other non-

cash charges and specified non-recurring expenses in calculating Consolidated EBITDA in future periods, which are not reflected in the Adjusted EBITDA data presented in this Quarterly Report in the table below.

The following table sets forth a reconciliation of net loss, the most directly comparable GAAP financial measure, to EBITDA, Adjusted EBITDA and Adjusted EBITDAR.

	Thirteen weeks ended		Twenty-six weeks ended
(In thousands)	February 1, 2015	January 26, 2014	February 1, 2015	January 26, 2014
Net loss	$(11,850)	$(8,991)	$(24,832)	$(21,061)
Interest expense, net	10,683	10,536	21,095	20,855
Income tax benefit	—	—	—	—
Depreciation and amortization	5,095	4,961	10,165	10,132
EBITDA	3,928	6,506	6,428	9,926
Adjustments
Sponsor management fees(a)	250	250	500	500
Non-cash asset write-offs:
Restaurant impairment(b)	1,486	488	1,486	1,805
Loss on disposal of property and equipment(c)	494	566	1,362	1,064
Restructuring costs(d)	460	11	954	(449)
Pre-opening expenses (excluding rent)(e)	216	5	231	7
Losses on sales of property(f)	3	—	4	4
Non-cash rent adjustment(g)	1,453	1,500	2,106	2,301
Non-cash stock-based compensation(h)	124	460	(206)	856
Hedging loss (i)	131	—	131	—
Other adjustments(j)	136	16	137	483
Adjusted EBITDA	8,681	9,802	13,133	16,497
Cash rent expense(k)	10,696	10,357	21,317	20,777
Adjusted EBITDAR	$19,377	$20,159	$34,450	$37,274

(a)	Sponsor management fees consist of fees payable to Kelso under an advisory agreement.

(b)	Restaurant impairment charges were recorded in connection with the determination that the carrying value of certain of our restaurants exceeded their estimated fair value.

(c)	Loss on disposal of property and equipment consists of the loss on disposal or retirement of assets that are not fully depreciated.

(d)	Restructuring costs include severance, hiring replacement costs and other related charges, including the reversal of any such charges.

(e)	Pre-opening expenses (excluding rent) include expenses directly associated with the opening of a new restaurant.

(f)	We recognize losses in connection with the sale and leaseback of restaurants when the fair value of the property being sold is less than the undepreciated cost of the property.

(g)
Non-cash rent adjustments represent the non-cash rent expense calculated as the difference between GAAP rent expense and amounts payable in cash under the leases during such time period. In measuring our operational performance, we focus on our cash rent payments.

(h)	Non-cash stock-based compensation represents compensation expense recognized for time-based stock options issued by RHI.

(i)	Hedging loss represents the loss on our forward contract for fuel which will expire in July 2015.

(j)	Other adjustments include non-recurring expenses and professional fees and ongoing expenses of closed restaurants.

(k)	Cash rent expense represents actual cash payments required under our leases.

Our Q2 2015 Adjusted EBITDA was $8.7 million, a decrease of 11.4%, compared to Adjusted EBITDA of $9.8 million in Q2 2014. Our YTD 2015 Adjusted EBITDA was $13.1 million, a decrease of 20.4%, compared to Adjusted EBITDA of $16.5 million in YTD 2014. The decrease in Adjusted EBITDA for Q2 2015 compared to Q2 2014 and YTD 2015 compared to YTD 2014 was primarily driven by commodity inflation partially offset by a reduction in advertising spend.

Liquidity and Capital Resources

Summary

Our primary requirements for liquidity and capital are maintenance of our existing facilities, new restaurant development and debt service requirements.  Historically, our primary sources of liquidity and capital resources have been net cash provided from operating activities and operating lease financing.  During fiscal year 2015, we anticipate that our cash position, our expected cash flows from operations and availability under the Senior Secured Revolving Credit Facility will be sufficient to finance our planned capital expenditures, operating activities and debt service requirements. However, our ability to fund future operating expenses and capital expenditures and our ability to make scheduled payments of interest on, to pay principal of or to refinance our indebtedness and to satisfy any other of our present or future debt obligations will depend on our future operating performance which will be affected by general economic, financial and other factors beyond our control.  As of February 1, 2015, we had $20.2 million of cash and cash equivalents.

Consistent with many other restaurant and retail chain store operations, we utilize operating lease arrangements and sale and leaseback arrangements and believe that these financing methods provide a useful source of capital in a financially efficient manner.

As part of the Transactions, we entered into the Senior Secured Revolving Credit Facility, which provides for up to $30.0 million of borrowings. The Senior Secured Revolving Credit Facility is available to fund working capital and for general corporate purposes. As of February 1, 2015, we had $21.0 million of borrowings drawn on the Senior Secured Revolving Credit Facility and $4.0 million of undrawn outstanding letters of credit resulting in available credit of $5.0 million.

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

The Senior Secured Revolving Credit Facility and the Indenture that governs the Senior Secured Notes contain financial and operating covenants.  The non-financial covenants include prohibitions on our ability to incur certain additional indebtedness or to pay dividends.  Additionally, the Indenture subjects us to the reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, as a non-accelerated filer, even if we are not specifically required to comply with such sections otherwise.  Failure to comply with these covenants constitutes a default and may lead to the acceleration of the principal amount and accrued and unpaid interest on the Senior Secured Notes. Effective January 24, 2014, we executed an amendment to the Senior Secured Revolving Credit Facility which included: removing the previous consolidated leverage and consolidated interest coverage covenants; adding a consolidated first lien leverage covenant and amending the maximum capital expenditure limit in each of the remaining years. The terms of the amendment also included an increase in the applicable margin for borrowings; payment of a consent fee and a requirement to provide monthly unaudited preliminary financial statements to the lenders under the Senior Secured Revolving Credit Facility. Effective December 19, 2014, the Company executed an amendment to the Senior Secured Revolving Credit Facility which in addition to extending the maturity date to April 30, 2017, included the following: removal of the swingline subfacility; reduced the maximum capital expenditure limit in each of the remaining years of the extended facility; amended the required consolidated first lien leverage ratio to 0.50:1.00 for the extended term of the facility; amended requirements for all or a portion of net cash proceeds of certain asset sales to include prepayment of any then outstanding borrowings; required an amendment to the advisory agreement with Kelso to restrict payment of deferred advisory fees until after the final maturity date of the Senior Secured Revolving Credit Facility; and required payment of a 1.0% consent fee. For the period ended February 1, 2015, our first lien leverage ratio was 0.31 times Consolidated EBITDA, compared to our maximum allowable first lien leverage ratio of 0.50 times. As of February 1, 2015, we were in compliance with all material covenants and anticipate remaining in compliance with our amended covenants throughout fiscal year 2015.

As of February 1, 2015, we have $5.0 million of available credit on the $30.0 million Senior Secured Revolving Credit Facility and $20.2 million of cash and cash equivalents. We continue to believe we will have sufficient cash generated from operations and availability on our Senior Secured Revolving Credit Facility to fund operations and service our debt requirements for at least the next twelve months.

Although we expect to remain in compliance with all material debt covenants, our ability to do so and to service our debt requirements is dependent, in part, upon improving our operating performance trends. We have experienced declines in customer traffic trends over the past three fiscal years including a 5.5% traffic decrease in the thirteen weeks ended February 1, 2015. Since the second quarter of fiscal year 2011, this steady decline in customer traffic has resulted in significantly lower cash flow generated from operations and net losses in each of the past three fiscal years. The net loss and negative operating cash flow for the twenty-six w eeks ended February 1, 2015, increased from the prior year period to $24.8 million and $2.9 million, respectively. Additionally, our highly leveraged structure includes significant semi-annual interest payments which often require borrowing on our Senior Secured Revolving Credit Facility and use of our otherwise available cash. If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. If we later determine the adverse impact of these challenges does not allow us to remain in compliance with the financial covenants included in the Senior Secured Revolving Credit Facility, we would seek an amendment or waiver prior to failing to meet these covenants. If we are unable to secure an amendment or waiver and fail the financial covenants or fail to make scheduled payments of interest on, to pay principal of or to refinance our indebtedness, an event of default would result and the lenders could declare outstanding borrowings due and payable.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities:

	Twenty-six weeks ended
(In thousands)	February 1, 2015	January 26, 2014
Total cash (used in) provided by:
Operating activities	$(2,944)	$(572)
Investing activities	(7,048)	(6,786)
Financing activities	21,000	20,000
Increase in cash and cash equivalents	$11,008	$12,642

Operating activities

Cash flows from operating activities in YTD 2015 and YTD 2014 were impacted by $19.5 million and $19.4 million, respectively, of cash paid for interest, offset by cash flows generated from operations.  Additionally, the two periods were impacted by declining restaurant margins and working capital changes.

We had negative working capital of $25.7 million and $12.7 million at February 1, 2015 and January 26, 2014, respectively.  The working capital in both periods was impacted by borrowings on the Senior Secured Revolving Credit Facility resulting in elevated cash balances. Like many other restaurant companies, we are able, and expect to operate with negative working capital.  Restaurant operations do not require significant inventories and substantially all sales are for cash or paid by third-party credit cards.

Investing activities

Cash used in investing activities primarily represents capital expenditures for new restaurant growth and ongoing capital expenditures for restaurant maintenance.  Net capital expenditures increased to $7.0 million in YTD 2015 from $6.8 million in YTD 2014.

Financing activities

Cash provided by financing activities includes borrowings and repayments on the Senior Secured Revolving Credit Facility. YTD 2015 and YTD 2014 included draws of $29.1 million and $24.5 million, respectively, and repayments of $8.1 million and $4.5 million, respectively.  Continuing declines in cash provided by operating activities resulted in larger draws on our Senior Secured Revolving Credit Facility to fund our semi-annual interest payment in YTD 2015 compared to YTD 2014.

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

Four food categories (beef, produce, seafood and chicken) account for the largest share of our cost of goods sold (at 36%, 10%, 8% and 7%, respectively, in the twenty-six weeks ended February 1, 2015).  Other categories affected by commodity price fluctuations, such as pork, cheese and dairy, may each account for 4-6%, individually, of our purchases.  With respect to our commodity outlook for fiscal year 2015, we have fixed price contracts on approximately 50% of our commodity needs.  We expect commodity inflation to be approximately 5-6% for fiscal year 2015.  We will continue to monitor the commodity markets and may enter into additional fixed price contracts depending on market conditions.

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

Interest rate risk

We are subject to interest rate risk in connection with borrowings under the Senior Secured Revolving Credit Facility, which bears interest at variable rates.  As of February 1, 2015, we had outstanding borrowings of $21.0 million on our Senior Secured Revolving Credit Facility which will be exposed to interest rate fluctuations on the balance outstanding until repayment. Based on the current outstanding borrowings under this facility, a hypothetical one percentage point increase in the interest rate would result in an increase in our annual interest expense of approximately $0.2 million. There is no interest rate risk associated with our Senior Secured Notes, as the interest rate is fixed at 10.75% per annum.

ITEM 4—CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Principal Executive Officer and the Principal Financial Officer, has evaluated the effectiveness of the design and operation of its “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that, due to the material weakness in our internal control over financial reporting related to our annual evaluation of the recoverability of goodwill as disclosed in the Form 10-K for the year ended August 3, 2014, our disclosure controls and procedures were not effective as of February 1, 2015.

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

ITEM 5—OTHER INFORMATION

On February 12, 2015, LRI Holdings, Inc. (the “Company”) reached an agreement with Amy L. Bertauski, whereby Ms. Bertauski resigned her position as Chief Financial Officer of the Company effective February 27, 2015 (the “Separation Date”). On February 17, 2015, Logan’s Roadhouse, Inc., a wholly-owned subsidiary of the Company, entered into a Separation and Release Agreement (the “Agreement”) with Ms. Bertauski. Pursuant to the terms of the Agreement, Ms. Bertauski will receive severance payments equal to 52-weeks of her current gross salary, to be paid ratably over a 52-week period according to the Company’s normal payroll schedule, along with continued payment of the Company’s contribution towards health benefits. Ms. Bertauski’s shares of stock of Roadhouse Holding Inc., the indirect parent of the Company, will be subject to the repurchase provisions of the Roadhouse Holding Inc. Stockholders Agreement. In addition, all unvested stock options terminate and vested options may be exercised within 365 days of the Separation Date. The Agreement contains customary confidentiality provisions and a full release of any claims against the Company by Ms. Bertauski. The term of the post-employment non-compete and non-solicitation provisions are one and two years, respectively. The Agreement is attached hereto as Exhibit 10.1.
On February 18, 2015, Nicole A. Williams was appointed to serve as the Company’s interim principal financial officer. Ms. Williams is the Company’s Vice President of Finance and also serves as its principal accounting officer.

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

4.6	Form of 10.75% Senior Secured Note due 2017 (included in Exhibit 4.5 hereto).*
10.1	Separation and Release Agreement, dated February 12, 2015, by and between Logan's Roadhouse, Inc., Roadhouse Holding Inc. and Amy Bertauski.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following unaudited financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended February 1, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholder’s Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.**

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

LRI Holdings, Inc.

Date:	March 12, 2015	By:	/s/ Nicole A. Williams
Nicole A. Williams
Vice President of Finance and Secretary
(Duly Authorized Officer and Principal Financial Officer)