Form 10-Q
period 2015-05-03
LRI HOLDINGS, INC.
filed 2015-06-17
CIK 1383875

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2015
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

As of June 16, 2015, the registrant has 1 Common Unit, $0.01 par value, outstanding (which is owned by Roadhouse Parent Inc., the registrant’s direct owner), and is not publicly traded.

LRI HOLDINGS, INC.

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

LRI Holdings, Inc.
Condensed Consolidated Balance Sheets

(In thousands, except share data)	May 3, 2015	August 3, 2014
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$7,903	$9,170
Receivables	10,816	9,734
Inventories	14,424	13,832
Prepaid expenses and other current assets	7,591	6,887
Income taxes receivable	11	115
Total current assets	40,745	39,738
Property and equipment, net	197,994	209,078
Other assets	9,867	13,273
Goodwill	163,368	163,368
Tradename	71,251	71,251
Other intangible assets, net	15,628	17,190
Total assets	$498,853	$513,898
LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$14,426	$17,414
Payable to RHI	2,527	2,721
Other current liabilities and accrued expenses	42,314	51,683
Total current liabilities	59,267	71,818
Long-term debt	380,260	355,000
Deferred income taxes	27,607	27,607
Other long-term obligations	49,645	46,599
Total liabilities	516,779	501,024
Commitments and contingencies (Note 5)	—	—
Stockholder’s equity:
Common stock ($0.01 par value; 100 shares authorized; 1 share issued and outstanding)	—	—
Additional paid-in capital	230,000	230,000
Retained deficit	(247,926)	(217,126)
Total stockholder’s equity (deficit)	(17,926)	12,874
Total liabilities and stockholder’s equity (deficit)	$498,853	$513,898

See accompanying notes to the condensed consolidated financial statements.

LRI Holdings, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
(In thousands)	May 3, 2015	April 27, 2014	May 3, 2015	April 27, 2014
Revenues:
Net sales	$162,989	$169,126	$462,415	$469,210
Franchise fees and royalties	620	582	1,710	1,617
Total revenues	163,609	169,708	464,125	470,827
Costs and expenses:
Restaurant operating costs:
Cost of goods sold	58,406	57,716	166,319	159,511
Labor and other related expenses	48,757	49,887	142,755	143,631
Occupancy costs	13,693	13,675	42,187	41,503
Other restaurant operating expenses	23,301	25,389	70,305	76,661
Depreciation and amortization	5,132	5,039	15,297	15,171
Pre-opening expenses	6	255	263	281
General and administrative	8,298	8,685	23,234	23,408
Restaurant impairment and closing charges	1,276	238	2,762	2,043
Total costs and expenses	158,869	160,884	463,122	462,209
Operating income (loss)	4,740	8,824	1,003	8,618
Interest expense, net	10,700	10,552	31,795	31,407
Income (loss) before income taxes	(5,960)	(1,728)	(30,792)	(22,789)
Income tax provision (benefit)	8	—	8	—
Net income (loss)	$(5,968)	$(1,728)	$(30,800)	$(22,789)

See accompanying notes to the condensed consolidated financial statements.

LRI Holdings, Inc.
Condensed Consolidated Statements of Stockholder’s Equity (Deficit)
(unaudited)

	Common		Additional paid-in capital	Retained deficit	Total stockholder's equity (deficit)
(In thousands, except share data)	Shares	Amount
Balances at July 28, 2013	1	$—	$230,000	$(154,353)	$75,647
Net income (loss)	—	—	—	(22,789)	(22,789)
Balances at April 27, 2014	1	$—	$230,000	$(177,142)	$52,858

Balances at August 3, 2014	1	$—	$230,000	$(217,126)	$12,874
Net income (loss)	—	—	—	(30,800)	(30,800)
Balances at May 3, 2015	1	$—	$230,000	$(247,926)	$(17,926)

See accompanying notes to the condensed consolidated financial statements.

LRI Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Thirty-nine weeks ended
(In thousands)	May 3, 2015	April 27, 2014
Cash flows from operating activities:
Net income (loss)	$(30,800)	$(22,789)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	15,297	15,171
Other amortization	1,747	1,574
Loss on sale/disposal of property and equipment	2,172	1,533
Amortization of deferred gain on sale and leaseback transactions	(38)	(37)
Impairment charges for long-lived assets	2,762	2,043
Share-based compensation expense	(170)	1,354
Changes in operating assets and liabilities:
Receivables	(1,082)	(26)
Inventories	(682)	(1,509)
Prepaid expenses and other current assets	(704)	(1,405)
Other non-current assets and intangibles	1,173	3
Accounts payable	(2,832)	(360)
Payable to RHI	(24)	(110)
Income taxes payable/receivable	104	(297)
Other current liabilities and accrued expenses	(9,369)	(8,592)
Other long-term obligations	3,956	3,255
Net cash provided by (used in) operating activities	(18,490)	(10,192)
Cash flows from investing activities:
Purchase of property and equipment	(9,514)	(10,523)
Proceeds from sale and leaseback transactions, net of expenses	1,477	—
Net cash provided by (used in) investing activities	(8,037)	(10,523)
Cash flows from financing activities:
Payments on revolving credit facility	(8,840)	(24,500)
Borrowings on revolving credit facility	34,100	25,000
Net cash provided by (used in) financing activities	25,260	500
Increase (decrease) in cash and cash equivalents	(1,267)	(20,215)
Cash and cash equivalents, beginning of period	9,170	23,708
Cash and cash equivalents, end of period	$7,903	$3,493

See accompanying notes to the condensed consolidated financial statements.

LRI Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share data)
(unaudited)

1. Basis of Presentation and Recent Accounting Pronouncements

LRI Holdings, Inc. (“LRI Holdings”) and its subsidiaries (collectively the “Company”, “we”, “our” or “us”) are engaged in the operation and development of the Logan’s Roadhouse restaurant chain. As of May 3, 2015, our restaurants operate in 23 states and are comprised of 235 company-owned restaurants and 26 franchised restaurants. LRI Holdings operates its business as one operating and one reportable segment. The Company operates on a 52 or 53-week fiscal year ending on the Sunday nearest to July 31. The fiscal year ended August 3, 2014 was comprised of 53 weeks. The fiscal year ending August 2, 2015 will be comprised of 52 weeks.

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

Interim financial statements

We have prepared these condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the thirty-nine weeks ended May 3, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending August 2, 2015. These statements should be read in conjunction with the consolidated financial statements and related notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 3, 2014 (the "Form 10-K"). The accounting policies used in preparing these condensed consolidated financial statements are the same as those described in the Form 10-K.

Recent accounting pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The guidance changes the criteria for disposals to qualify as discontinued operations and requires new disclosures about disposals of both discontinued operations and certain other disposals that do not meet the new definition. This update is effective for fiscal years beginning on or after December 15, 2014 and interim periods within those years on a prospective basis. The Company is currently evaluating the impact of adopting this accounting guidance, but it is not expected to have a significant impact on the Company’s consolidated financial statements upon adoption in the first quarter of fiscal year 2016.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), an amendment to the FASB Accounting Standards Codification. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update is effective for annual periods and interim periods within those periods beginning after December 15, 2016, which will require us to adopt these provisions in the first quarter of fiscal year 2017. The Company is currently evaluating the impact the guidance will have on our consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern: Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. The guidance requires management of the Company to evaluate whether there is substantial doubt about the Company's ability to continue as a going concern. ASU 2014-15 is effective for annual periods ending after December 15, 2016, which will require us to adopt these provisions in the first quarter of fiscal year 2017. The Company is still evaluating the impact this standard will have on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. The guidance changes the presentation of debt issuance costs in the financial statements from an asset on the balance sheet to a reduction from the related debt liability. The amortized costs will continue to be reported as interest expense. This update is effective for annual and interim reporting periods beginning after December 15, 2015, which will require us to adopt these provisions in the first quarter of fiscal year 2016. The Company is currently evaluating the impact the guidance will have on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-05, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. The update provides guidance on whether a cloud computing arrangement includes a software license. This update is effective for annual and interim periods beginning after December 15, 2015, which will require us to adopt these provisions in the first quarter of fiscal year 2016. The Company is currently evaluating the impact the guidance will have on our consolidated financial statements.

2. Long-Term Debt

Long-term debt obligations at May 3, 2015 and August 3, 2014, consist of the following:

	May 3, 2015	August 3, 2014
Senior Secured Notes, bearing interest at 10.75%	$355,000	$355,000
Senior Secured Revolving Credit Facility	25,260	—
	380,260	355,000
Less: current maturities	—	—
Long-term debt, less current maturities	$380,260	$355,000

Senior Secured Revolving Credit Facility, as amended

In connection with the Transactions, Logan’s Roadhouse, Inc., a wholly owned subsidiary of LRI Holdings, entered into the Senior Secured Revolving Credit Facility (the "Revolver") which provides a $30.0 million revolving credit facility. Effective December 19, 2014, the Company executed an amendment to the Revolver which extended the maturity date to April 30, 2017. As of May 3, 2015, the Company had borrowings of $25.3 million drawn on the Revolver and $4.1 million of undrawn outstanding letters of credit resulting in available credit of $0.6 million.

The Revolver is collateralized on a first-priority basis by a security agreement, which includes the tangible and intangible assets of the borrower and those of LRI Holdings and all of its subsidiaries, and is guaranteed by LRI Holdings and the subsidiaries of Logan’s Roadhouse, Inc.

Senior Secured Notes

In connection with the Transactions, Logan’s Roadhouse, Inc. issued $355.0 million aggregate principal amount of Senior Secured Notes (the "Notes") in a private placement to qualified institutional buyers. In July 2011, the Company completed an exchange offering which allowed the holders of those notes to exchange their notes for notes identical in all material respects except they are registered with the SEC and are not subject to transfer restrictions. The Notes bear interest at a rate of 10.75% per annum, payable semi-annually in arrears on April 15 and October 15.  The Notes mature on October 15, 2017.

The Notes are secured on a second-priority basis by the collateral securing the Revolver and are guaranteed by LRI Holdings and the subsidiaries of Logan’s Roadhouse, Inc.

Subsequent to October 15, 2013, Logan’s Roadhouse, Inc. may redeem all or part of the Senior Secured Notes at redemption prices (expressed as a percentage of principal amount) ranging from 108.1% to 100.0%, plus accrued and unpaid interest. As of May 3, 2015, no portion of the Notes has been redeemed.

The Revolver and the Indenture that governs the Notes contain significant financial and operating covenants. The non-financial covenants include prohibitions on the Company and the Company’s guarantor subsidiaries’ ability to incur certain additional indebtedness or to pay dividends. Additionally, the Indenture subjects the Company to the reporting requirements of

Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as a non-accelerated filer, even if the Company is not specifically required to comply with such sections of the Exchange Act.  Failure to comply with these covenants constitutes a default and may lead to the acceleration of the principal amount and accrued but unpaid interest on the Notes. On January 24, 2014 the Company executed an amendment to the Revolver which included: removing the previous consolidated leverage and consolidated interest coverage covenants; adding a consolidated first lien leverage covenant and amending the maximum capital expenditure limit in each of the remaining years. The terms of the amendment also included an increase in the applicable margin for borrowings; payment of a consent fee and a requirement to provide monthly unaudited preliminary financial statements to the lenders under the Revolver. On December 19, 2014, the Company executed an amendment to the Revolver which in addition to extending the maturity date to April 30, 2017, included the following: removal of the swingline subfacility; reduced the maximum capital expenditure limit in each of the remaining years of the extended facility; amended the required consolidated first lien leverage ratio for the extended term of the facility; amended requirements for all or a portion of net cash proceeds of certain asset sales to include prepayment of any then outstanding borrowings; required an amendment to the advisory agreement with Kelso to restrict payment of deferred advisory fees until after the final maturity date of the Revolver; and required payment of a consent fee. For the period ended May 3, 2015, our first lien leverage ratio was 0.43 times Consolidated EBITDA, compared to our maximum allowable first lien leverage ratio of 0.50 times. As of May 3, 2015, the Company was in compliance with all material covenants.

Debt issuance costs

The Company initially incurred $19.2 million of debt issuance costs in connection with obtaining the financings described above. As part of the amendments to the Revolver, we incurred $0.5 million of additional debt costs. These costs were capitalized and will be amortized to interest expense over the lives of the respective debt instruments.

3. Restaurant Impairment and Closing Charges

The Company performs long-lived asset impairment analyses throughout the year. During the thirteen weeks ended May 3, 2015, the Company wrote-off additional asset expenditures with respect to restaurants that had been previously impaired and also determined that five additional restaurants had carrying amounts in excess of their fair values for a total of nine newly impaired restaurants in the thirty-nine weeks ended May 3, 2015. During the thirteen weeks ended April 27, 2014, the Company wrote-off additional asset expenditures with respect to restaurants that had been previously impaired and also determined that no additional restaurants had carrying amounts in excess of their fair values for a total of four newly impaired restaurants in the thirty-nine weeks ended April 27, 2014. The assessments compared the carrying amounts of each restaurant to the estimated future undiscounted net cash flows of that restaurant and an impairment charge was recorded based on the amount by which the carrying amount of the assets exceeded their fair value. Fair value was determined based on an assessment of individual site characteristics and local real estate market conditions along with estimates of future cash flows. Restaurant impairment charges were recorded as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
	May 3, 2015	April 27, 2014	May 3, 2015	April 27, 2014
Restaurant impairment charges	$1,276	$238	$2,762	$2,043

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

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of May 3, 2015 and August 3, 2014:

	Level	May 3, 2015	August 3, 2014
Deferred compensation plan assets(1)	1	$1,463	$2,033

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

The carrying value of the Notes as of May 3, 2015 and August 3, 2014 was $355.0 million. The fair value of the Notes as of May 3, 2015 and August 3, 2014 was $270.7 million and $279.6 million, respectively. The fair value of the Company’s publicly traded debt is based on quoted market prices which are considered a Level 1 input. The estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the thirty-nine weeks ended May 3, 2015, the Company impaired nine additional restaurants. The fair value of the restaurants was calculated using a cash flow model which included estimates for projected revenues, earnings and cash flows. The Company has determined that the majority of the inputs used to value its long-lived assets held and used are unobservable inputs, and thus, are considered Level 3 inputs. See Note 3 for further information on the impairment of these long-lived assets.

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

Guarantees

LRI Holdings has fully and unconditionally guaranteed both the Revolver and the Notes.

Indemnifications

The Company is party to certain indemnifications to third parties in the ordinary course of business. The probability of incurring an actual liability under such indemnifications is sufficiently remote, thus no liability has been recorded.

6. Share-Based Awards and Compensation Plans

On January 18, 2011, RHI adopted the Roadhouse Holding Inc. Stock Incentive Plan (the “2011 Plan”), pursuant to which options to purchase approximately 13%, or 345,000 shares, of the common stock of RHI on a fully diluted basis were available for grant to our directors, officers and key employees. On March 8, 2013, the 2011 Plan was amended to increase the number of shares authorized to 400,000 shares; and on October 4, 2014, the plan was further amended to increase the number of shares authorized to 640,000 shares. As of May 3, 2015, approximately 23% of the option pool remains available for future grants. Options granted under the 2011 Plan expire on the ten-year anniversary of the grant date.

Options granted under the 2011 Plan include time-based options, performance-based options and time-based options with performance requirements. Compensation expense for the time-based options is recognized over the requisite service period for the award. Upon a change in control of RHI, all time-based options will fully vest. Options with performance requirements do not become exercisable until the occurrence of a change in control of RHI. The Company recognizes compensation expense for options with performance requirements when the achievement of the performance goals is deemed probable. In the thirty-nine weeks ended May 3, 2015, share-based compensation expense was negative due to unvested time-based options forfeited by our previous Chief Executive Officer.

The following table summarizes stock option activity under the 2011 Plan for the thirty-nine weeks ended May 3, 2015:

	Time-based options		Performance-based options
	Number	Weighted average exercise price	Number	Weighted average exercise price
Options outstanding as of August 3, 2014	201,086	$86.85	131,631	$100.00
Granted	—	—	360,000	83.33
Exercised	—	—	—	—
Forfeited	(156,002)	85.06	(42,202)	91.61
Options outstanding as of May 3, 2015	45,084	$93.05	449,429	$85.26
As of May 3, 2015
Options vested	35,407		—
Options exercisable	35,407		—

7. Income Taxes

The Company routinely assesses whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment. Based upon the Company’s level of historical taxable income and projections for future taxable income over the periods that the deferred tax assets are expected to be deductible, the Company had a recorded valuation allowance of $25.1 million as of August 3, 2014. The valuation allowance was increased in the thirty-nine weeks ended May 3, 2015 by the amount of income tax benefit that would have otherwise been recorded. Excluding the valuation allowance, the effective tax rates ("ETR") for the thirty-nine weeks ended May 3, 2015 and April 27, 2014 were 46.5% and 50.9%, respectively. Both periods were impacted by the reverse effect of wage based credits on a pre-tax loss. The Company's ETR is highly sensitive to estimates of income or loss due to relatively low pre-tax income (loss) and significant wage based credits. As a result, beginning in the second quarter of fiscal year 2013 we adopted the method of using the actual year-to-date rate as of each interim period, as we believe this provides the best estimate of our year-to-date income tax expense.

8. Related Party Transactions

In connection with the Transactions, Logan’s Roadhouse, Inc. entered into an advisory agreement (the "Advisory Agreement") with Kelso & Company, L.P. ("Kelso"). Pursuant to the Advisory Agreement, Kelso provides the Company with financial advisory and management consulting services in return for annual fees of $1.0 million to be paid quarterly. During the first quarter of fiscal year 2014, the Advisory Agreement was amended to defer payments of the advisory fee beginning with the quarterly payment due on October 1, 2013. During the second quarter of fiscal year 2015, the Company executed an amendment to the Revolver which required an amendment to the advisory agreement with Kelso to restrict payment of deferred advisory fees until after the final maturity date of the Revolver. The accrued advisory fee as of May 3, 2015, included within other long-term obligations, was $1.6 million.

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

The condensed consolidating financial information of Logan’s Roadhouse, Inc. and the guarantors is presented below:

Condensed Consolidated Balance Sheets

May 3, 2015	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
ASSETS
Current assets	$—	$40,745	$—	$40,745
Property and equipment, net	—	197,994	—	197,994
Other assets	—	133,900	(124,033)	9,867
Investment in subsidiary	106,107	—	(106,107)	—
Goodwill	—	163,368	—	163,368
Tradename	—	71,251	—	71,251
Other intangible assets, net	—	15,628	—	15,628
Total assets	$106,107	$622,886	$(230,140)	$498,853
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities	$—	$59,267	$—	$59,267
Long-term debt	—	380,260	—	380,260
Deferred income taxes	—	27,607	—	27,607
Other long-term obligations	124,033	49,645	(124,033)	49,645
Stockholder’s equity (deficit)	(17,926)	106,107	(106,107)	(17,926)
Total liabilities and stockholder’s equity (deficit)	$106,107	$622,886	$(230,140)	$498,853
August 3, 2014	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
ASSETS
Current assets	$—	$39,738	$—	$39,738
Property and equipment, net	—	209,078	—	209,078
Other assets	—	136,233	(122,960)	13,273
Investment in subsidiary	331,897	—	(331,897)	—
Goodwill	—	163,368	—	163,368
Tradename	—	71,251	—	71,251
Other intangible assets, net	—	17,190	—	17,190
Total assets	$331,897	$636,858	$(454,857)	$513,898
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities	$—	$71,818	$—	$71,818
Long-term debt	—	355,000	—	355,000
Deferred income taxes	—	27,607	—	27,607
Other long-term obligations	122,960	46,599	(122,960)	46,599
Stockholder’s equity (deficit)	208,937	135,834	(331,897)	12,874
Total liabilities and stockholder’s equity (deficit)	$331,897	$636,858	$(454,857)	$513,898

Condensed Consolidated Statements of Operations

Thirteen weeks ended May 3, 2015	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
Total revenues	$—	$163,609	$—	$163,609
Total costs and expenses	30	158,839	—	158,869
Operating income (loss)	(30)	4,770	—	4,740
Interest expense, net	540	10,160	—	10,700
Income (loss) before income taxes	(570)	(5,390)	—	(5,960)
Income tax provision (benefit)	—	8	—	8
Net income (loss) of consolidated subsidiary	(5,398)	—	5,398	—
Net income (loss)	$(5,968)	$(5,398)	$5,398	$(5,968)
Thirteen weeks ended April 27, 2014	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
Total revenues	$—	$169,708	$—	$169,708
Total costs and expenses	36	160,848	—	160,884
Operating income (loss)	(36)	8,860	—	8,824
Interest expense, net	530	10,022	—	10,552
Income (loss) before income taxes	(566)	(1,162)	—	(1,728)
Income tax provision (benefit)	—	—	—	—
Net income (loss)	$(566)	$(1,162)	$—	$(1,728)
Thirty-nine weeks ended May 3, 2015	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
Total revenues	$—	$464,125	$—	$464,125
Total costs and expenses	104	463,018	—	463,122
Operating income (loss)	(104)	1,107	—	1,003
Interest expense, net	1,612	30,183	—	31,795
Income (loss) before income taxes	(1,716)	(29,076)	—	(30,792)
Income tax provision (benefit)	—	8	—	8
Net income (loss) of consolidated subsidiary	(29,084)	—	29,084	—
Net income (loss)	$(30,800)	$(29,084)	$29,084	$(30,800)
Thirty-nine weeks ended April 27, 2014	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
Total revenues	$—	$470,827	$—	$470,827
Total costs and expenses	108	462,101	—	462,209
Operating income (loss)	(108)	8,726	—	8,618
Interest expense, net	1,583	29,824	—	31,407
Income (loss) before income taxes	(1,691)	(21,098)	—	(22,789)
Income tax provision (benefit)	—	—	—	—
Net income (loss)	$(1,691)	$(21,098)	$—	$(22,789)

Condensed Consolidated Statements of Cash Flows

Thirty-nine weeks ended May 3, 2015	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
Net cash provided by (used in) operating activities	$(104)	$(18,386)	$—	$(18,490)
Net cash provided by (used in) investing activities	104	(8,141)	—	(8,037)
Net cash provided by (used in) financing activities	—	25,260	—	25,260
Increase (decrease) in cash and cash equivalents	—	(1,267)	—	(1,267)
Cash and cash equivalents, beginning of period	—	9,170	—	9,170
Cash and cash equivalents, end of period	$—	$7,903	$—	$7,903
Thirty-nine weeks ended April 27, 2014	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
Net cash provided by (used in) operating activities	$(108)	$(10,084)	$—	$(10,192)
Net cash provided by (used in) investing activities	108	(10,631)	—	(10,523)
Net cash provided by (used in) financing activities	—	500	—	500
Increase (decrease) in cash and cash equivalents	—	(20,215)	—	(20,215)
Cash and cash equivalents, beginning of period	—	23,708	—	23,708
Cash and cash equivalents, end of period	$—	$3,493	$—	$3,493

10. Supplemental Cash Flow Information

The following table presents supplemental cash flow information:

	Thirty-nine weeks ended
	May 3, 2015	April 27, 2014
Cash paid for:
Interest, excluding amounts capitalized	$38,903	$38,729
Income taxes	48	11

11. Subsequent Events

In May 2015, the Company entered into a sale and leaseback agreement of eight Company owned properties for sales proceeds of $22.0 million. In addition, the Company closed five underperforming locations.

On May 20, 2015, the Company reached an agreement with Mickey Mills, its Chief Operating Officer, whereby Ms. Mills left the Company effective May 22, 2015 (the “Separation Date”). On May 26, 2015, Logan's Roadhouse, a wholly-owned subsidiary of the Company, entered into a Separation and Release Agreement which entitles Ms. Mills to receive customary severance benefits. On May 21, 2015, the Company announced the hiring of Mr. James Hagan as its Chief Financial Officer. Mr. Hagan has over 30 years of experience in growth and turnaround companies including extensive public company experience.

On May 26, 2015, the Board of Directors of the Company approved a change in fiscal year end from a 52-53 week fiscal year ending on the Sunday closest to July 31st to a 52-53 week fiscal year ending on the Wednesday closest to December 31st. The Company will file a transition report on Form 10-K covering the transition period from August 3, 2015 to December 30, 2015 (the "Transition Period"), which is the period between the closing of the Company's most recently completed fiscal year and the opening date of the newly selected fiscal year. As a result of the decision to change the Company's fiscal year, effective May 27, 2015, the Company executed an amendment to the Revolver which includes terms related to the Transition Period.

On June 3, 2015 and June 4, 2015, respectively, RHI entered into Management Subscription Agreements with Mr. Samuel Borgese, the Company’s Chief Executive Officer, and Mr. Len Popering, the Company’s Chief Marketing Officer to purchase 17,350 and 579 shares of RHI’s common stock, par value $0.01 per share, respectively.

On June 12, 2015, the Board of Directors (the “Board”) of RHI approved a one-time stock option exchange program (the “Stock Option Exchange Program”). Under the Stock Option Exchange Program, all current employees and directors of the Company will be offered the opportunity to exchange their outstanding service-based options (the “Service Options”) and performance-based options (the “Performance Options” and, together with the Service Options, the “Eligible Options”) to purchase shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), granted under the Roadhouse Holding Inc. Amended and Restated Stock Incentive Plan, as amended from time to time (the “Plan”), for a lesser number of new options (as determined in accordance with the exchange ratios below) under the Plan. Samuel N. Borgese, the Company’s Chief Executive Officer, will not participate in the Stock Option Exchange Program because the terms of his options to purchase Common Stock are already substantially consistent with the terms of the options granted under the Stock Option Exchange Program. In connection with the Stock Option Exchange Program, the Plan is being amended to provide that 1,000,000 shares of Common Stock may be the subject of awards granted under the Plan.

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

General

Logan’s Roadhouse is a full-service casual dining steakhouse offering specially seasoned aged steaks and sizzling southern-inspired dishes in a roadhouse atmosphere offering customers value-oriented, high quality, craveable food with welcoming hospitality and an upbeat atmosphere. Our restaurants have a relaxed, come-as-you-are environment where we encourage our customers to enjoy “bottomless buckets” of roasted in-shell peanuts and our made-from-scratch yeast rolls. Our entrée portions are generous and generally include a choice of two side items, all at affordable prices. We are committed to serving a variety of fresh food from specially seasoned aged steaks to farm-fresh salads to our signature entrées. We believe the freshness and distinctive flavor profiles of our signature dishes, coupled with the variety of our menu, differentiates us from our competitors. Our restaurants, which are open for lunch and dinner seven days a week, serve a broad and diverse customer base. We opened our first restaurant in Lexington, Kentucky in 1991 and as of May 3, 2015 have grown to a total of 235 company-owned restaurants and 26 franchised restaurants located across 23 states.

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

Although the restaurant industry has faced pressures over recent years, our relative position versus our key competitors has continued to decline due in part to a shift in our promotional strategies and a lack of focus on and investment in core restaurant execution. We have experienced comparable restaurant sales declines in each of the last three fiscal years driven by declines in customer traffic. Over the same period, our restaurant margins have been impacted by continued commodity inflation, specifically beef, and lost leverage on other costs due to declining sales. Beginning with the industry traffic declines associated with the start of the recession, we increasingly relied on discounting to drive customers to our restaurants. Over time, these actions changed the profile of a large portion of our customer base to one that actively sought out discounts and was less brand loyal. Over the past 18 months and more aggressively in the second and third quarters of fiscal year 2015, we have progressively removed deep discounting from our brand.

As a result, our traffic trends have continued to decline as we lost some of the discount seeking customers. Further, due to the reduced discounting our average check has increased at a much greater rate than our menu price increases. We believe we offer a good value to our customers at our undiscounted menu prices and that as we focus with urgency on core restaurant execution, food quality and on targeting our preferred customers we will rebuild our customer base. We expect continued commodity inflation in fiscal year 2015, both from market pressures and as we focus on the quality of our food offerings. We are focused on returning our brand to be known as a steakhouse committed to great food and great service every day.

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

Presentation of Results

Our fiscal year ends on the Sunday closest to July 31. Fiscal year 2015 is a 52-week year, while fiscal year 2014 was a 53-week year. Throughout this report all references to "Q3 2015" and "Q3 2014" relate to the thirteen week periods ended May 3, 2015 and April 27, 2014 and all references to "YTD 2015" and "YTD 2014" relate to the thirty-nine weeks ended May 3, 2015 and April 27, 2014, respectively.

Results of Operations

Thirteen weeks ended May 3, 2015 (Q3 2015)

•	Comparable restaurant sales for Q3 2015 decreased 4.3%, average check increased by 4.6% and customer traffic decreased by 8.5% for company-owned restaurants.

•	Earnings decreased 245.4%, or $4.2 million, from a net loss of $1.7 million in Q3 2014 to a net loss of $6.0 million in Q3 2015.

•	Adjusted EBITDA decreased 19.0%, or $3.3 million, from $17.2 million in Q3 2014 to $14.0 million in Q3 2015.

•
Cash and cash equivalents decreased by $1.3 million from August 3, 2014.  Primary uses include interest payments of $38.9 million, net capital expenditures of $8.0 million and negative cash flow from operations, which were funded by cash on hand, favorable working capital changes and borrowings on the Revolver.

The following tables and discussion summarize key components of our operating results expressed as a dollar amount and as a percentage of total revenues or net sales.

	Thirteen weeks ended				Thirty-nine weeks ended
(In thousands)	May 3, 2015		April 27, 2014		May 3, 2015		April 27, 2014
Statement of operations data:
Revenues:
Net sales	$162,989	99.6%	$169,126	99.7%	$462,415	99.6%	$469,210	99.7%
Franchise fees and royalties	620	0.4	582	0.3	1,710	0.4	1,617	0.3
Total revenues	163,609	100.0	169,708	100.0	464,125	100.0	470,827	100.0
Costs and expenses:
(As a percentage of net sales)
Restaurant operating costs:
Cost of goods sold	58,406	35.8	57,716	34.1	166,319	36.0	159,511	34.0
Labor and other related expenses	48,757	29.9	49,887	29.5	142,755	30.9	143,631	30.6
Occupancy costs	13,693	8.4	13,675	8.1	42,187	9.1	41,503	8.8
Other restaurant operating expenses	23,301	14.3	25,389	15.0	70,305	15.2	76,661	16.3
(As a percentage of total revenues)
Depreciation and amortization	5,132	3.1	5,039	3.0	15,297	3.3	15,171	3.2
Pre-opening expenses	6	—	255	0.2	263	0.1	281	0.1
General and administrative	8,298	5.1	8,685	5.1	23,234	5.0	23,408	5.0
Restaurant impairment and closing charges	1,276	0.8	238	0.1	2,762	0.6	2,043	0.4
Total costs and expenses	158,869	97.1	160,884	94.8	463,122	99.8	462,209	98.2
Operating income (loss)	4,740	2.9	8,824	5.2	1,003	0.2	8,618	1.8
Interest expense, net	10,700	6.5	10,552	6.2	31,795	6.9	31,407	6.7
Income (loss) before income taxes	(5,960)	(3.6)	(1,728)	(1.0)	(30,792)	(6.6)	(22,789)	(4.8)
Income tax provision (benefit)	8	—	—	—	8	—	—	—
Net income (loss)	$(5,968)	(3.6)%	$(1,728)	(1.0)%	$(30,800)	(6.6)%	$(22,789)	(4.8)%

Restaurant Unit Activity

	Company	Franchise	Total
Restaurants at August 3, 2014	234	26	260
Openings	1	—	1
Closures	—	—	—
Restaurants at May 3, 2015	235	26	261

Q3 2015 (13 weeks) Compared to Q3 2014 (13 weeks) and YTD 2015 (39 weeks) Compared to YTD 2014 (39 weeks)

TOTAL REVENUES

Net sales consist of food and beverage sales of company-owned restaurants and other miscellaneous income. Net sales decreased by $6.1 million, or 3.6%, to $163.0 million in Q3 2015 compared to Q3 2014. Net sales decreased by $6.8 million, or 1.4% to $462.4 million in YTD 2015 compared to YTD 2014.

The following table summarizes the period over period changes and key net sales drivers at company-owned restaurants for the periods presented:

	Thirteen weeks ended		Thirty-nine weeks ended
	May 3, 2015	April 27, 2014	May 3, 2015	April 27, 2014
Company-owned restaurants:
Increase in restaurant operating weeks	0.8%	1.4%	0.6%	2.9%
Increase (decrease) in average unit volume	(4.4)%	(4.7)%	(2.0)%	(6.3)%
Total increase (decrease) in restaurant sales	(3.6)%	(3.3)%	(1.4)%	(3.4)%

Comparable restaurants	233	222	228	215
Change in comparable restaurant sales	(4.3)%	(3.2)%	(1.8)%	(4.5)%
Restaurant operating weeks	3,055	3,032	9,146	9,090
Average check	$15.19	$14.49	$14.86	$14.10

The increase in restaurant operating weeks for the periods presented above was due to the opening of new restaurants. The fluctuations in average unit volume were primarily driven by customer traffic declines offset by increases in average check. For our comparable restaurants, the decrease in customer traffic was 8.5% and 6.6% in Q3 2015 and YTD 2015, respectively. Also impacting comparable restaurant sales was an increase in average check of 4.6% and 5.1% in Q3 2015 and YTD 2015, respectively. The increase in average check in Q3 2015 and YTD 2015 included the effects of reduced discounting, increased menu pricing of 0.9% and 1.4%, respectively, improved alcohol sales and favorable mix shifts.

Franchise fees and royalties, for our two franchisees that operate 26 restaurants, included a modest increase from Q3 2014 to Q3 2015 and YTD 2014 to YTD 2015.

TOTAL COSTS AND EXPENSES

Total costs and expenses decreased $2.0 million, or 1.3%, to $158.9 million in Q3 2015 compared to Q3 2014 and increased $0.9 million, or 0.2%, to $463.1 million in YTD 2015 compared to YTD 2014. As a percent of total revenues, total costs and expenses in Q3 2015 were 97.1%, which increased from 94.8% in Q3 2014 and 99.8% in YTD 2015 which increased from 98.2% in YTD 2014. The primary drivers of the fluctuations in total costs and expenses are as follows:

Cost of goods sold

Cost of goods sold consists of food and beverage costs, along with related purchasing and distribution costs. Cost of goods sold, as a percentage of net sales, increased to 35.8% in Q3 2015 from 34.1% in Q3 2014 and increased to 36.0% in YTD 2015 from 34.0% in YTD 2014. The increase in Q3 2015 and YTD 2015 is due primarily to commodity inflation and unfavorable mix shifts partially offset by menu pricing. Commodity inflation was 7.7% in Q3 2015 and 5.8% in YTD 2015.

Labor and other related expenses

Labor and other related expenses consists of all restaurant management and hourly labor costs, including salaries, wages, benefits, bonuses and other indirect labor costs. Labor and other related expenses, as a percentage of net sales, increased to 29.9% in Q3 2015 from 29.5% in Q3 2014, and increased to 30.9% in YTD 2015 from 30.6% in YTD 2014. Q3 2015 and YTD 2015 included an increase in kitchen labor offset by a decline in workers' compensation reserves.

Occupancy costs

Occupancy costs include rent, common area maintenance, property taxes, licenses and other related fees.  Occupancy costs, as a percentage of net sales, increased to 8.4% in Q3 2015 from 8.1% in Q3 2014, and increased to 9.1% in YTD 2015 from 8.8% in YTD 2014. The increase was driven primarily by the annual CPI-driven rent adjustment for certain of our leases.

Other restaurant operating expenses

Other restaurant operating expenses include all other restaurant-level operating costs, the major components of which are operating supplies, utilities, repairs and maintenance, advertising, general liability and credit card fees. Other restaurant operating expenses, as a percentage of net sales, decreased to 14.3% in Q3 2015 from 15.0% in Q3 2014 and decreased to 15.2% in YTD 2015 from 16.3% in YTD 2014. The decrease in Q3 2015 resulted from a reduction of advertising spend. The decrease in YTD 2015 resulted from a reduction of advertising spend partially offset by an increase in general liability insurance reserves.

Depreciation and amortization

Depreciation and amortization includes the depreciation of fixed assets and capitalized leasehold improvements and the amortization of intangible assets. Depreciation and amortization, as a percentage of total revenues, increased to 3.1% in Q3 2015 from 3.0% in Q3 2014 and increased to 3.3% in YTD 2015 from 3.2% in YTD 2014. The increases resulted from additional deprecation related to restaurant system implementation and upgrades.

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

General and administrative

General and administrative expenses are comprised of expenses associated with corporate and administrative functions that support restaurant operations and development. General and administrative expenses, as a percentage of total revenues, remained consistent at 5.1% and 5.0% in Q3 2015 and in YTD 2015 compared to the prior year periods. YTD 2015 includes an increase in salaries from the recording of termination benefits for executive officers and recruiting costs to source recently hired senior executive officers, partially offset by a reduction in stock based compensation expense from options forfeited by our previous Chief Executive Officer and a change in structure of options awarded to our current Chief Executive Officer.

Restaurant impairment and closing charges

Restaurant impairment and closing charges include long-lived asset impairment charges and restaurant closing charges. In Q3 2015 and in YTD 2015, we recorded $1.3 million and $2.8 million of restaurant impairment charges related to the impairment of five and nine restaurants, respectively, and additional asset expenditures with respect to restaurants that had been previously impaired. In Q3 2014, we recorded $0.2 million restaurant impairment charges related to additional asset expenditures with respect to restaurants that had been previously impaired. YTD 2014 included impairment charges of $2.0 million of restaurant impairment charges related to the impairment of four restaurants and additional asset expenditures with respect to restaurants that had been previously impaired.

INTEREST EXPENSE, NET

Interest expense, net consists primarily of interest expense related to our debt, net of interest income, see the “Liquidity and Capital Resources” section for further detail. Interest expense, net increased to $10.7 million in Q3 2015 from $10.6 million in Q3 2014 and increased to $31.8 million in YTD 2015 from $31.4 million in YTD 2014, due to higher average borrowings on the Revolver.

INCOME TAX EXPENSE

As of August 3, 2014, we had a recorded valuation allowance of $25.1 million which included all deferred tax assets. The valuation allowance was increased in YTD 2015 by the amount of income tax benefit that would have otherwise been recorded. Excluding the valuation allowance, the effective tax rates ("ETR") for YTD 2015 and YTD 2014 were 46.5% and 50.9%, respectively. Both periods were impacted by the reverse effect of wage based credits on a pre-tax loss.

Other Non-GAAP Financial Measures

EBITDA and Adjusted EBITDA

EBITDA represents net income (loss) before interest expense, net, income tax (benefit) expense and depreciation and amortization. Adjusted EBITDA is further adjusted to reflect the additions and eliminations described in the table below. EBITDA and Adjusted EBITDA are supplemental measures of operating performance that do not represent and should not be considered as alternatives to net income or cash flow from operations as determined under GAAP, and our calculations thereof may not be comparable to those reported by other companies. EBITDA and Adjusted EBITDA have limitations as analytical tools, and you should not consider them in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of the limitations are:

•	EBITDA and Adjusted EBITDA do not reflect our cash expenditures, or future requirements for, capital expenditures or contractual commitments;

•	EBITDA and Adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital needs;

•	EBITDA and Adjusted EBITDA do not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments on our indebtedness;

•	Adjusted EBITDA does not reflect the impact of items identified as adjustments on our cash flow;

•	EBITDA and Adjusted EBITDA do not reflect our tax expense or the cash requirements to pay our taxes;

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

We also present Adjusted EBITDA because it is substantially similar to “Consolidated EBITDA,” a defined measure which is used in calculating financial ratios in material debt covenants and other calculations in the Indenture and the Credit Agreement. We believe that presenting Adjusted EBITDA is appropriate to provide additional information to investors about how the covenants in the agreements governing our debt facilities operate. The Credit Agreement and the Indenture may permit us to exclude other non-cash charges and specified non-recurring expenses in calculating Consolidated EBITDA in future periods, which are not reflected in the Adjusted EBITDA data presented in this Quarterly Report and do not permit us to exclude legal and settlement fees related to a contract termination and FLSA legal fees as included in "Other adjustments (j)" in the table below.

The following table sets forth a reconciliation of net loss, the most directly comparable GAAP financial measure, to EBITDA, Adjusted EBITDA and Adjusted EBITDAR.

	Thirteen weeks ended		Thirty-nine weeks ended
(In thousands)	May 3, 2015	April 27, 2014	May 3, 2015	April 27, 2014
Net income (loss)	$(5,968)	$(1,728)	$(30,800)	$(22,789)
Interest expense, net	10,700	10,552	31,795	31,407
Income tax provision (benefit)	8	—	8	—
Depreciation and amortization	5,132	5,039	15,297	15,171
EBITDA	9,872	13,863	16,300	23,789
Adjustments
Sponsor management fees(a)	250	250	750	750
Non-cash asset write-offs:
Restaurant impairment(b)	1,276	238	2,762	2,043
Loss on disposal of property and equipment(c)	481	469	1,843	1,533
Restructuring costs(d)	1,118	302	2,072	(147)
Pre-opening expenses (excluding rent)(e)	6	246	237	253
Losses on sales of property(f)	335	7	339	11
Non-cash rent adjustment(g)	489	667	2,595	2,968
Non-cash stock-based compensation(h)	36	498	(170)	1,354
Hedging (gain) loss (i)	(87)	—	44	—
Other adjustments(j)	192	699	329	1,182
Adjusted EBITDA	13,968	17,239	27,101	33,736
Cash rent expense(k)	10,728	10,487	32,045	31,264
Adjusted EBITDAR	$24,696	$27,726	$59,146	$65,000

(a)	Sponsor management fees consist of fees payable to Kelso under an advisory agreement.

(b)	Restaurant impairment charges were recorded in connection with the determination that the carrying value of certain of our restaurants exceeded their estimated fair value.

(c)	Loss on disposal of property and equipment consists of the loss on disposal or retirement of assets that are not fully depreciated.

(d)	Restructuring costs include severance, consulting fees related to improving our supply chain practices, hiring replacement costs and other related charges, including the reversal of any such charges.

(e)	Pre-opening expenses (excluding rent) include expenses directly associated with the opening of a new restaurant.

(f)	We recognize losses in connection with the sale and leaseback of restaurants when the fair value of the property being sold is less than the undepreciated cost of the property.

(g)
Non-cash rent adjustments represent the non-cash rent expense calculated as the difference between GAAP rent expense and amounts payable in cash under the leases during such time period. In measuring our operational performance, we focus on our cash rent payments.

(h)	Non-cash stock-based compensation represents compensation expense recognized for time-based stock options issued by RHI.

(i)	Hedging (gain) loss represents the gain or loss on our forward contract for fuel which will expire in July 2015.

(j)
Other adjustments include non-recurring expenses and professional fees, ongoing expenses of closed restaurants, legal and settlement charges related to a contract termination and legal fees associated with FLSA litigation.

(k)	Cash rent expense represents actual cash payments required under our leases.

Our Q3 2015 Adjusted EBITDA was $14.0 million, a decrease of 19.0%, compared to Adjusted EBITDA of $17.2 million in Q3 2014. Our YTD 2015 Adjusted EBITDA was $27.1 million, a decrease of 19.7%, compared to Adjusted EBITDA of $33.7 million in YTD 2014. The decrease in Adjusted EBITDA for Q3 2015 compared to Q3 2014 and YTD 2015 compared to YTD 2014 was primarily driven by our reduction in comparable restaurant sales and commodity inflation partially offset by a reduction in advertising spend.

Liquidity and Capital Resources

Summary

Our primary requirements for liquidity and capital are maintenance of our existing facilities, new restaurant development and debt service requirements. Historically, our primary sources of liquidity and capital resources have been net cash provided from operating activities and operating lease financing. During fiscal year 2015, we anticipate that our cash position, our expected cash flows from investing activities and availability under the Revolver will be sufficient to finance our planned capital expenditures, operating activities and debt service requirements. However, our ability to fund future operating expenses and capital expenditures and our ability to make scheduled payments of interest on, to pay principal of or to refinance our indebtedness and to satisfy any other of our present or future debt obligations will depend on our future operating performance which will be affected by general economic, financial and other factors beyond our control. As of May 3, 2015, we had $7.9 million of cash and cash equivalents.

Consistent with many other restaurant and retail chain store operations, we utilize operating lease arrangements and sale and leaseback arrangements and believe that these financing methods provide a useful source of capital in a financially efficient manner.

As part of the Transactions, we entered into the Revolver, which provides for up to $30.0 million of borrowings. The Revolver is available to fund working capital and for general corporate purposes. As of May 3, 2015, we had $25.3 million of borrowings drawn on the Revolver and $4.1 million of undrawn outstanding letters of credit resulting in available credit of $0.6 million.

In connection with the Transactions, Logan’s Roadhouse, Inc. issued $355.0 million aggregate principal amount of Notes in a private placement to qualified institutional buyers. In July 2011, the Company completed an exchange offering which allowed the holders of those notes to exchange their notes for notes identical in all material respects except they are registered with the SEC and are not subject to transfer restrictions. The Notes bear interest at a rate of 10.75% per annum, payable semi-annually in arrears on April 15 and October 15. The Notes mature on October 15, 2017.

The Revolver and the Indenture that governs the Notes contain financial and operating covenants. The non-financial covenants include prohibitions on our ability to incur certain additional indebtedness or to pay dividends. Additionally, the Indenture subjects us to the reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, as a non-accelerated filer, even if we are not specifically required to comply with such sections otherwise. Failure to comply with these covenants constitutes a default and may lead to the acceleration of the principal amount and accrued and unpaid interest on the Notes. Effective January 24, 2014, we executed an amendment to the Revolver which included: removing the previous consolidated leverage and consolidated interest coverage covenants; adding a consolidated first lien leverage covenant and amending the maximum capital expenditure limit in each of the remaining years. The terms of the amendment also included an increase in the applicable margin for borrowings; payment of a consent fee and a requirement to provide monthly unaudited preliminary financial statements to the lenders under the Revolver. Effective December 19, 2014, the Company executed an amendment to the Revolver which in addition to extending the maturity date to April 30, 2017, included the following: removal of the swingline subfacility; reduced the maximum capital expenditure limit in each of the remaining years of the extended facility; amended the required consolidated first lien leverage ratio to 0.50:1.00 for the extended term of the facility; amended requirements for all or a portion of net cash proceeds of certain asset sales to include prepayment of any then outstanding borrowings; required an amendment to the advisory agreement with Kelso to restrict payment of deferred advisory fees until after the final maturity date of the Revolver; and required payment of a 1.0% consent fee. As of May 3, 2015, our first lien leverage ratio was 0.43 times Consolidated EBITDA, compared to our maximum allowable first lien leverage ratio of 0.50 times. As of May 3, 2015, we were in compliance with all material covenants and anticipate remaining in compliance with our amended covenants throughout fiscal year 2015.

Although we expect to remain in compliance with all material debt covenants, our ability to do so and to service our debt requirements is dependent, in part, upon improving our operating performance trends. We have experienced declines in customer traffic trends over the past three fiscal years including an 8.5% traffic decrease in the thirteen weeks ended May 3, 2015. This steady decline in customer traffic has resulted in significantly lower cash flow generated from operations and net losses in each of the past three fiscal years. Additionally, our highly leveraged structure includes significant semi-annual interest payments which often require borrowing on our Revolver and use of our otherwise available cash. If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. If we later determine the adverse impact of these challenges does not allow us to remain in compliance with the financial covenants included in the Revolver, we would seek an amendment or waiver prior to failing to meet these covenants. If we are unable to secure an amendment or waiver and fail the financial covenants or fail to make scheduled payments of interest on, to pay principal of or to refinance our indebtedness, an event of default would result and the lenders could declare outstanding borrowings due and payable.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities:

	Thirty-nine weeks ended
(In thousands)	May 3, 2015	April 27, 2014
Cash flows from:
Operating activities	$(18,490)	$(10,192)
Investing activities	(8,037)	(10,523)
Financing activities	25,260	500
Increase (decrease) in cash and cash equivalents	$(1,267)	$(20,215)

Operating activities

Cash flows from operating activities in YTD 2015 and YTD 2014 were impacted by $38.9 million and $38.7 million, respectively, of cash paid for interest, offset by cash flows generated from operations. Additionally, the two periods were impacted by declining restaurant margins and working capital changes.

We had negative working capital of $18.5 million and $30.9 million at May 3, 2015 and April 27, 2014, respectively. The working capital in both periods was impacted by borrowings on the Revolver resulting in elevated cash balances. Like many other restaurant companies, we are able, and expect to operate with negative working capital. Restaurant operations do not require significant inventories and substantially all sales are for cash or paid by third-party credit cards.

Investing activities

Cash used in investing activities primarily represents capital expenditures for new restaurant growth and ongoing capital expenditures for restaurant maintenance. Net capital expenditures decreased to $8.0 million in YTD 2015 from $10.5 million in YTD 2014.

Financing activities

Cash provided by financing activities includes borrowings and repayments on the Revolver. YTD 2015 and YTD 2014 included draws of $34.1 million and $25.0 million, respectively, and repayments of $8.8 million and $24.5 million, respectively. Continuing declines in cash provided by operating activities resulted in larger draws on our Revolver to fund our semi-annual interest payment in YTD 2015 compared to YTD 2014.

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

Impact of Inflation

Our operating margins depend on, among other things, our ability to anticipate and react to changes in the costs of key operating resources, including food and other raw materials, labor, energy and other supplies and services. Substantial increases in costs and expenses could impact our operating results to the extent that such increases cannot be passed along to our restaurant customers. While we have taken steps to qualify multiple suppliers and enter into fixed price agreements for many of the commodities used in our restaurant operations, there can be no assurance that future supplies and costs for such commodities will not fluctuate due to weather and other market conditions outside of our control. Certain of our commodities are not contracted and remain subject to fluctuating market prices. Consequently, these commodities can be subject to unforeseen supply and cost fluctuations. In the current year, we have incurred a significant amount of inflation related to our beef pricing.

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

Cautionary Statement Regarding Forward-Looking Statements

This report contains forward-looking statements based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will” and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended August 3, 2014, filed with the SEC, discusses some of the important risk factors that may affect our business, results of operations, or financial condition. These risks and uncertainties include, but are not limited to:

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

We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The information contained in this Form 10-Q is not a complete description of our business or the risks associated with our business. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC that discuss our business in greater detail and advise interested parties of certain risks, uncertainties and other factors that may affect our business, results of operations or financial condition.

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

Four food categories (beef, produce, seafood and chicken) account for the largest share of our cost of goods sold (at 36%, 10%, 9% and 7%, respectively, in the thirty-nine weeks ended May 3, 2015). Other categories affected by commodity price fluctuations, such as pork, cheese and dairy, may each account for 4-6%, individually, of our purchases. With respect to our commodity outlook for fiscal year 2015, we have fixed price contracts on approximately 50% of our commodity needs. We expect commodity inflation to be approximately 7% for fiscal year 2015. We will continue to monitor the commodity markets and may enter into additional fixed price contracts depending on market conditions.

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

Interest rate risk

We are subject to interest rate risk in connection with borrowings under the Revolver, which bears interest at variable rates. As of May 3, 2015, we had outstanding borrowings of $25.3 million on our Revolver which will be exposed to interest rate fluctuations on the balance outstanding until repayment. Based on the current outstanding borrowings under this facility, a hypothetical one percentage point increase in the interest rate would result in an increase in our annual interest expense of approximately $0.3 million. There is no interest rate risk associated with our Notes, as the interest rate is fixed at 10.75% per annum.

ITEM 4—CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Principal Executive Officer and the Principal Financial Officer, has evaluated the effectiveness of the design and operation of its “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that, due to the material weakness in our internal control over financial reporting related to our annual evaluation of the recoverability of goodwill as disclosed in the Form 10-K for the year ended August 3, 2014, our disclosure controls and procedures were not effective as of May 3, 2015.

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

ITEM 5—OTHER INFORMATION

In May 2015, the Company entered into a sale and leaseback agreement with respect to eight Company owned properties for sales proceeds of $22.0 million. In addition, the Company closed five underperforming locations.

On May 20, 2015, the Company reached an agreement with Mickey Mills, its Chief Operating Officer, whereby Ms. Mills left the Company effective May 22, 2015 (the “Separation Date”). On May 26, 2015, Logan's Roadhouse, a wholly-owned subsidiary of the Company, entered into a Separation and Release Agreement (the "Agreement") which entitles Ms. Mills to receive customary severance benefits. The Agreement is attached hereto as Exhibit 10.1. On May 21, 2015, the Company announced the hiring of Mr. James Hagan as the Chief Financial Officer. Mr. Hagan has over 30 years of experience in growth and turnaround companies including extensive public company experience.

On May 26, 2015, the Board of Directors of the Company approved a change in fiscal year end from a 52-53 week fiscal year ending on the Sunday closest to July 31st to a 52-53 week fiscal year ending on the Wednesday closest to December 31st. The Company will file a transition report on Form 10-K covering the transition period from August 3, 2015 to December 30, 2015 (the "Transition Period"), which is the period between the closing of the Company's most recently completed fiscal year and the opening date of the newly selected fiscal year. As a result of the decision to change the Company's fiscal year, effective May 27, 2015, the Company executed an amendment to the Revolver which includes terms related to the Transition Period.

On June 12, 2015, the Board of Directors (the “Board”) of Roadhouse Holding Inc. (“RHI”) approved a one-time stock option exchange program (the “Stock Option Exchange Program”). Under the Stock Option Exchange Program, all current employees and directors of the Company will be offered the opportunity to exchange their outstanding service-based options (the “Service Options”) and performance-based options (the “Performance Options” and, together with the Service Options, the “Eligible Options”) to purchase shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), granted under the Roadhouse Holding Inc. Amended and Restated Stock Incentive Plan, as amended from time to time (the “Plan”), for a lesser number of new options (as determined in accordance with the exchange ratios below) under the Plan. Samuel N. Borgese, the Company’s Chief Executive Officer, will not participate in the Stock Option Exchange Program because the terms of his options to purchase Common Stock are already substantially consistent with the terms of the options granted under the Stock Option Exchange Program. In connection with the Stock Option Exchange Program, the Plan is being amended to provide that 1,000,000 shares of Common Stock may be the subject of awards granted under the Plan.
Description of the Exchange Program

Eligible Participants. All current employees and directors of the Company are eligible to participate in the Stock Option Exchange Program, provided that the employee or director currently holds Eligible Options, was employed or serving on the Board on the date the offer to exchange commenced and remains employed or on the Board through the date the new options are granted (the “Grant Date”). Participation in the Stock Option Exchange Program is voluntary. However, once an eligible participant elects to participate, all of his or her Eligible Options must be exchanged.

Eligible Options. The Stock Option Exchange Program covers all options that are outstanding under the Plan, including vested and unvested Service Options and Performance Options.

Exchange Ratio. For every four (4) Service Options exchanged in the Stock Option Exchange Program, an eligible participant will receive one (1) new option with an exercise price equal to $50.00 per share (a “Tranche A Option”), and for every four (4) Performance Options exchanged in the Stock Option Exchange Program, an eligible participant will receive one (1) new option with an exercise price equal to $100.00 per share (a “Tranche B Option” and, together with the Tranche A Options, the

“Replacement Options”). In the event an exchange results in a fractional Replacement Option, the fractional share will be adjusted upward to the nearest whole share.

Term and Vesting Schedule. Regardless of the vesting status of the Eligible Options, all Replacement Options will be unvested on the Grant Date and will have an expiration date that is 10 years from the Grant Date. The Replacement Options will vest, if at all, upon a Change in Control (as defined under the form of stock option agreement to which the participants will become a party) in which the consideration per share received by Kelso Investment Associates VIII, L.P. and KEP VI, LLC (collectively, the “Kelso Entities”) exceeds the exercise price per share of such Replacement Options. Because the exercise price of the Replacement Options varies by tranche, it is possible that none or only a portion of an optionholder’s Replacement Options will vest upon a Change in Control.

If an optionholder’s employment or service with the Company terminates prior to a Change in Control for any reason, all of his or her Replacement Options will be canceled without payment. In the event that an optionholder’s employment or service with the Company terminates following a Change in Control in which some or all of his or her Replacement Options have vested, the vested Replacement Options will remain exercisable for either (i) one (1) year following the termination if such termination was due to death, disability or retirement or (ii) sixty (60) days following the termination if such termination was initiated by the optionholder for any reason or by the Company without Cause (as defined under the Stockholders Agreement of Roadhouse Holding Inc., dated as of November 19, 2010). If an optionholder’s employment with the Company is terminated by the Company for Cause at any time, all of his or her Replacement Options, whether or not vested, will be forfeited and canceled without payment.

Effective Date. The Company intends to commence the offering period for the Stock Option Exchange Program in the second or third quarter of calendar year 2015. Participants will be given a period of approximately ten (10) business days to make an election to participate in the Stock Option Exchange Program. Once the offer to exchange expires, all Eligible Options that were surrendered for exchange will be canceled and the Replacement Options will be granted. The Board retains the right to modify or terminate the Stock Option Exchange Program in whole or in part up until the time at which the Replacement Options are granted.

Effect on Named Executive Officers. Our CEO, Samuel N. Borgese, will not participate in the Stock Option Exchange Program because the terms of his options are similar to the terms of the Replacement Options. Our CFO, James Hagan, will not participate in the Stock Option Exchange Program because he is a new employee and does not have any Eligible Options to exchange, but Mr. Hagan will be receiving a new grant of 25,000 Tranche A Options and 50,000 Tranche B Options.

Additional Bonus Award

On June 12, 2015, the Board also approved a grant to James Hagan of an additional bonus award linked to the Company’s performance upon a Change in Control (an “Additional Bonus Award”). The Additional Bonus Award provides that, upon a Change in Control in which the consideration per share received by the Kelso Entities exceeds $50.00 (the “Triggering Event”), Mr. Hagan would be paid a one-time bonus of $1,250,000 after such Change in Control, subject to continued employment through the date of the Triggering Event. Our CEO, Samuel N. Borgese, will not be eligible for an Additional Bonus Award because he is already eligible for a different bonus with similar terms to the Additional Bonus Award.

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

4.6	Form of 10.75% Senior Secured Note due 2017 (included in Exhibit 4.5 hereto).*
10.1	Separation and Release Agreement, dated May 20, 2015, by and between Logan's Roadhouse, Inc., Roadhouse Holding Inc. and Michele "Mickey" Mills.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following unaudited financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended May 3, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholder’s Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.**

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

LRI Holdings, Inc.

Date:	June 16, 2015	By:	/s/ James J. Hagan
James J. Hagan
Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial Officer)