Form 10-K
period 2015-08-02
LRI HOLDINGS, INC.
filed 2015-11-02
CIK 1383875

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 2, 2015
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐ Yes    ☒ No
As of November 2, 2015, the registrant has 1 Common Unit, $0.01 par value, outstanding (which is owned by Roadhouse Parent Inc., the registrant’s direct owner), and is not publicly traded.
DOCUMENTS INCORPORATED BY REFERENCE --- NONE.

LRI Holdings, Inc.
Annual Report on Form 10-K
Fiscal year ended August 2, 2015

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

Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, growth strategies and the markets in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if our results of operations, financial condition and liquidity, and the markets in which we operate are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors could cause actual results to differ materially from those contained in or implied by the forward-looking statements, including those reflected in forward-looking statements relating to our operations and business, the risks and uncertainties discussed in this Annual Report on Form 10-K (See Item 1A Risk Factors) and those described from time to time in our other filings with the Securities and Exchange Commission (“SEC”). Factors that could cause actual results to differ from those reflected in forward-looking statements relating to our operations and business include:

•	our ability to execute the strategies to reposition our brand;

•	the acceptability of terms for future capital;

•	our Senior Secured Revolving Credit Facility will expire in April 2017 and we may be unable to extend or replace it on acceptable terms;

•	changes in food and supply costs;

•	costs resulting from breaches of security of confidential information;

•	macroeconomic conditions;

•	our ability to compete with many other restaurants;

•	potential negative publicity regarding food safety and health concerns;

•	health concerns arising from the outbreak of viruses or food-borne illness;

•	the effects of seasonality and weather conditions on sales;

•	our reliance on certain vendors, suppliers and distributors;

•	impairment charges on certain long-lived or intangible assets;

•	our ability to attract and retain qualified executive officers and employees while also controlling labor costs;

•	our ability to adapt to escalating labor costs;

•	our ability to maintain insurance that provides adequate levels of coverage against claims;

•	legal complaints or litigation;

•	our ability to obtain and maintain required licenses and permits or to comply with alcoholic beverage or food control regulations;

•	the reliability of our information systems;

•	our ability to successfully execute our strategy and open new restaurants that are profitable;

•	our ability to protect and enforce our intellectual property rights;

•	our franchisees’ actions;

•	the cost of compliance with federal, state and local laws;

•	any potential strategic transactions;

•	control of us by the Kelso Affiliates;

•	our ability to maintain effective internal controls over financial reporting and the resources and management oversight required to comply with the requirements of the Sarbanes-Oxley Act of 2002;

•	our reduced disclosure due to our status as an emerging growth company;

•	changes to the law regarding the assignment of liabilities in the franchise relationship;

•	our substantial indebtedness;

•	our ability to generate sufficient cash to service our indebtedness; and

•	our ability to incur additional debt.

ITEM 1—BUSINESS

Unless the context otherwise requires, references to “LRI Holdings,” the “Company,” “we,” “us,” and “our” in this Annual Report on Form 10-K (the “Report”) are references to LRI Holdings, Inc., its subsidiaries and predecessor companies. LRI Holdings is the corporate parent of Logan’s Roadhouse, Inc.

General

Logan’s Roadhouse is a full-service casual dining steakhouse offering specially seasoned aged steaks and sizzling southern-inspired dishes in a roadhouse atmosphere. Our restaurants, which are open for lunch and dinner seven days a week, serve a broad and diverse customer base and our menu offers value-oriented, high quality, craveable meals. As of August 2, 2015, our restaurants operate in 23 states and are comprised of 230 company-owned restaurants and 26 franchisee-owned restaurants. Our company-owned restaurants and franchised restaurants provide similar products to similar customers, possess similar pricing structures and have similar long-term expected financial performance characteristics, as such, we have aggregated our restaurant and franchising operations into one single reporting segment.

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

Description of Indebtedness

In connection with the Transactions, Logan’s Roadhouse, Inc., a wholly owned subsidiary of LRI Holdings, entered into the Senior Secured Revolving Credit Facility (the "Revolver"). The Revolver provides a $30.0 million revolving credit facility and was amended in December 2014 to extend the maturity date to April 30, 2017. The Revolver is collateralized on a first-priority basis by a security agreement, which includes the tangible and intangible assets of the borrower and those of LRI Holdings and all of its subsidiaries, and is guaranteed by LRI Holdings and the subsidiaries of Logan’s Roadhouse, Inc.

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

The Revolver and the Notes are discussed in greater detail in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources and in note 8 to our consolidated financial statements within Item 15 of this Report.

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

Our vision for the future is based on consistently delivering great experiences to our customers, continually adapting our brand to best meet the needs of our current and future customers and opening successful new restaurants. We believe this focus will enable us to retain our loyal customers and attract new customers to our restaurants which will lead to sustainable, continually improving financial results. We strive to create a unique experience providing a competitive differentiation in our industry. That differentiation is one of the factors that contributes to building our customer base and the frequency which our customers eat at our restaurants. Our plan to accomplish this is built around the following strategies and initiatives:

•
Concept and Brand Positioning: The roadhouse concept provides a broad platform from which to expand our customer base and strengthen our brand. Our brand must be relevant across all demographics and offer customers an affordable dining experience that exceeds their expectations. With a focus on all customer touch points, our brand repositioning efforts include returning to our roots as an authentic roadhouse offering steaks, ribs, and spirits to our customers at affordable prices. Our brand look and message will evolve to support our position as the Real American Roadhouse, and we will continue to optimize our marketing mix to reach potential customers in the most effective channels. Our brand repositioning efforts include eliminating heavy discounting and coupon distribution to focus on every day execution and promoting the long term health of our brand by delivering a great experience that will drive repeat customer visits. We believe the strength of our brand lies in repositioning Logan's as an authentic roadhouse that is known for high quality, great tasting food, service that creates lifelong friends, a fun atmosphere and value, defined as a combination of price and experience.

•
Focus on Consistent Execution: We are evaluating our complete customer experience, including ease of execution of our menu items and the effectiveness of our training programs to ensure we meet and exceed the expectations of our customers. We plan to enhance the restaurant environment and attract, train and retain the best managers and team members, giving them the tools needed to provide excellent customer service. Our pathway for fiscal year 2016 is focused on improving and enhancing the customer experience to position us as a leading brand delivering a Real American Roadhouse experience within the casual steakhouse category.

•
Achieve Revenue Growth in Existing Restaurants: Our strategy and focus is attracting new customers and increasing the frequency of visits of our current customers. We operate in a highly competitive casual dining industry where our customers have many choices for dining out. Our customers also remain sensitive to value as consumers continue to face pressures on discretionary income. Our promotional strategy is changing to focus on a more comprehensive definition of value that includes delivering a more consistent steak experience. As we work to reposition our brand and improve our execution, we intend to focus on great steaks and great service creating value that promotes experience as well as price. We intend to adapt our marketing approach to gain presence in other channels to reach our target audience, including promoting local restaurant efforts in certain markets. We have updated our liquor, beer and wine offerings and recipes and improved our bar operations to further grow this sector of our business. Our beverage program also remains a primary focus. We will continue to add creative beverage offerings to compliment certain segments of our menu which we believe will add to our guest experience and encourage the increased frequency of their visits.

•
Disciplined Restaurant Growth: We believe in the long-term strength of our brand and the roadhouse concept. Our long-term strategy is primarily focused on disciplined growth of our brand by strategically opening additional company-owned restaurants that deliver strong returns. We opened one company-owned restaurant in fiscal year

2015 and currently plan to open one new design prototype company-owned restaurant in calendar year 2016 as well as remodel a number of existing restaurant locations with key elements of the new prototype design.

The Logan’s Roadhouse Menu

Our restaurants are designed to appeal to a broad range of customers by offering a wide variety of high quality meals at affordable prices. Our menu features an assortment of high quality aged beef that is specially seasoned, primarily hand-cut on premises, and grilled to order over mesquite wood. Our chicken tenders are hand breaded, our made-from-scratch yeast rolls are freshly baked on premises throughout the day, and our salads are made from fresh lettuce cut daily and served with made-from-scratch dressings. Our signature steak burgers are freshly ground on premises and made with a blend of sirloin, chuck, ribeye and filet.

Our current dinner menu offers a selection of over 50 entrées and a wide variety of appetizers. Most dinner entrées include a choice of two side items, which may include a dinner salad, sweet potato, baked potato, mashed potatoes, grilled vegetables, fries or other side items. Approximately 40% of our entrées sold are steak items and, in addition to our traditional sirloin steak offerings, we also serve a wide variety of premium steak cuts, including ribeye, prime rib, filet, T-bone and porterhouse. Additionally, we offer a wide selection of seafood, ribs, and chicken entrées and our menu features a wide variety of combination meals. We are open for lunch and dinner seven days a week and offer our customers an all-you-can-eat supply of our yeast rolls and peanuts. Most of our restaurants feature a full bar that offers a selection of draft and bottled beer and also serves a selection of major brands of liquor and wine, as well as frozen margaritas and specialty drinks. We emphasize responsible alcohol consumption, which we reinforce with our employees through training and operational standards.

We regularly review our menu to consider enhancements to existing menu items or the introduction of new items. We are currently undergoing a menu review to ensure our menu is relevant and craveable to our customers; and that each menu item can be executed consistently to exceed customer expectations. We are in the process of simplifying our menu to allow for consistent execution of food preparation, presentation and delivery. Market testing allows us to gain customer, operational and financial insight prior to finalizing any changes to the existing menu.

Existing Restaurant Locations

As of August 2, 2015, we have 230 company-owned restaurants and 26 franchised restaurants in 23 states, as shown in the chart below:

	Number of restaurants
	Company-owned restaurants	Franchised restaurants	Total restaurants
Alabama	23	—	23
Arizona	3	—	3
Arkansas	5	—	5
California	—	8	8
Florida	13	—	13
Georgia	13	1	14
Illinois	3	—	3
Indiana	12	—	12
Kansas	3	—	3
Kentucky	13	—	13
Louisiana	9	—	9
Michigan	17	—	17
Mississippi	10	—	10
Missouri	4	—	4
North Carolina	—	11	11
Ohio	9	—	9
Oklahoma	6	—	6
Pennsylvania	4	—	4
South Carolina	—	6	6
Tennessee	27	—	27
Texas	40	—	40
Virginia	10	—	10
West Virginia	6	—	6
Total	230	26	256

Franchised Restaurants

As of August 2, 2015, we have two franchisees.  Both franchisees had development agreements that prohibited us from developing, owning, operating or granting a license to anyone else to operate a Logan’s Roadhouse restaurant in their respective territories; however, these agreements have expired. Therefore, we are no longer prohibited from developing new restaurants within our franchisees’ respective territories, except that we are generally prohibited from developing new restaurants within five miles of existing franchisee operated restaurants.

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

New Restaurant Prototype and Unit Economics

We continually refine our building prototype to address areas of opportunity and to ensure that it maximizes a site's potential and aligns with our brand repositioning. During 2016, we will be modifying our prototypical restaurant with an exciting new design centered around our kitchens and cooking area. Our investment for a new restaurant may vary significantly depending on a number of factors, including geographical location, required site work, type of construction labor and permitting and licensing requirements. Our investment costs for fiscal year 2015 consisted of $0.6 million for restaurant equipment, $0.2 million for pre-opening costs (excluding rent) and $1.6 million for building and site work, excluding $0.3 million of capitalized interest and overhead. We lease all of our locations through a mix of ground leases and ground and building leases.

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

Restaurant Operations

The complexity of operating our restaurants requires an effective management team at the restaurant level. Each restaurant is led by a general manager who typically oversees a culinary manager, a service manager and a training manager who is also responsible for managing the bar. Restaurant general managers report to a regional manager, who are on average responsible for nine individual restaurants. These multi-unit managers report to three directors of operations who report to the vice president and senior vice president of operations. We have reduced the span of control for our multi-unit managers allowing for greater oversight of our restaurant operations. In addition, the director of operations position strengthens our execution by increasing restaurant visits to improve oversight and accountability among our restaurant management teams. Regular visits to our company-owned restaurants, ensure that our standards of quality and operating procedures are being followed. Increased oversight should improve consistency of execution and provide a better customer experience, which we believe will result in a higher rate of return customer visits.

All new restaurant managers are generally required to complete six to seven weeks of training at a Logan’s Roadhouse restaurant as well as a week of classroom training at our training facility in Nashville, TN. In addition, we have ongoing training modules throughout the year to further develop our restaurant managers and hourly employees with training on current initiatives and areas of business focus. We also have a specialized training and testing program required for restaurant managers and hourly service employees regarding responsible alcohol service and all restaurant managers receive training and testing on safety and security standards. We are committed to providing our customers quality food offerings, prompt, friendly and efficient service, by staffing each restaurant with an experienced management team and well trained team members to maintain attentive customer service and consistent food quality. We receive valuable customer feedback through regular in-restaurant customer interaction as well as a detailed customer satisfaction survey program and contact with our guest relations department. This feedback allows us to identify and focus on key drivers of customer satisfaction and monitor long-term trends in customer satisfaction and perception.

As motivation for restaurant managers to increase revenues and improve operational performance, we maintain an incentive bonus plan that rewards restaurant managers for achieving financial targets and performance measures including guest satisfaction measurement.

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

Advertising and Marketing

Our advertising and marketing strategy is designed to deliver sustained customer traffic growth and promote the Logan’s Roadhouse brand. Our goal is to attract new customers and increase the frequency with which existing customers visit our restaurants. We currently use a combination of broadcast advertising, digital advertising, print advertising and in-restaurant marketing to communicate our marketing message throughout the year. We also implement periodic targeted promotions to maintain relevancy, remain competitive and drive increased sales. We are refocusing and evaluating all of our marketing programs for improved efficiency in their application by market type.

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

Team Members

As of August 2, 2015, we employed approximately 14,885 people, of whom 129 employees were either based out of our home office or field support management positions, 836 were restaurant management and the remainder were primarily part-time hourly restaurant personnel. None of our employees are covered by a collective bargaining agreement. We believe working conditions and compensation packages are competitive with those offered by our peers and consider our relations with our employees to be good.

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

Government Regulation

We are subject to extensive federal, state and local laws and regulations, including those relating to food safety, minimum wage and other labor issues including unionization, health care, menu labeling and building and zoning requirements and those relating to the preparation and sale of food as well as certain retail products. The development and operation of our restaurants depend to a significant extent on the selection and acquisition of suitable sites, which are subject to zoning, land use, environmental, traffic and other regulations and requirements. We are also subject to licensing and regulation by state and local authorities relating to health, sanitation, safety and fire standards, federal and state laws governing our relationships with employees (including the Fair Labor Standards Act of 1938, the Immigration Reform and Control Act of 1986, the Patient Protection and Affordable Care Act, the Health Care and Education Reconciliation Act of 2010 and applicable requirements concerning minimum wage, overtime, healthcare coverage, family leave, medical privacy, tip credits, working conditions, safety standards and immigration status), federal and state laws which prohibit discrimination and other laws regulating the design and operation of facilities, such as the Americans With Disabilities Act of 1990. In addition, we are subject to a variety of federal, state and local laws and regulations relating to the use, storage, discharge, emission and disposal of hazardous materials. We also face risks from new and changing laws and regulations relating to gift cards, nutritional content, nutritional labeling, product safety and menu labeling. Compliance with these laws and regulations can be costly and can increase our exposure to litigation or governmental investigations.

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

Available Information

We maintain a link to investor relations information on our website, www.logansroadhouse.com, where we make available, free of charge, our SEC filings, including our annual reports, quarterly reports and current reports on Form 8-K filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC. In addition, you may view and obtain, free of charge, at our website, copies of our corporate governance materials, including our Code of Business Ethics and Audit Committee Charter. Our website, and the information on our website, is neither part of this report nor incorporated by reference herein.

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

In fiscal year 2015, our comparable restaurant sales decreased 2.4% and customer traffic decreased 6.9% comparable to fiscal year 2014. While we are implementing a number of measures to revitalize the Logan’s Roadhouse brand, there can be no assurance that these measures will be successful. We intend to improve the customer experience around consistency of execution of exceptional food and service. In addition, we also expect to broaden our marketing mix to other channels to reach our target audience and thus attract new customers and increase the frequency of visits from our current customers. We are evaluating all customer touch points from menu offerings to marketing mix to restaurant atmosphere in an effort to strengthen our overall brand position. These measures or any other changes we implement may not increase customer traffic or improve the performance of our restaurants. Accordingly, it is possible that the trend of declining comparable restaurant sales will continue. In addition, this transformation may also result in unexpected expenses and losses that would otherwise be available for ongoing development of our brand.

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

The development of our business may require significant additional capital in the future to fund our operations and growth, among other activities. We have historically relied upon cash generated by our operations and lease financing to fund our expansion. In the future, we intend to rely on funds from operations, lease financing and our Revolver. We may also need to access the debt and equity capital markets for additional financing. There can be no assurance, however, that these sources of financing will be available on acceptable terms, or at all. Our ability to obtain additional financing will be subject to a number of factors, including market conditions, our operating performance, investor sentiment and our ability to incur additional debt in compliance with agreements governing our then-outstanding debt. These factors may make the timing, amount, terms or conditions of additional financings unattractive to us. If we are unable to generate sufficient funds from operations or raise additional capital, our growth would be impeded.

Our Senior Secured Revolving Credit Facility will expire in April 2017. We may be unable to extend or replace this credit facility on acceptable terms.

Our Senior Secured Revolving Credit Facility will expire in April 2017. We may be unable to extend or replace this credit facility on terms acceptable to us, or at all, and there can be no assurance that additional lines-of-credit or financing instruments will be available in amounts or on terms acceptable to us, if at all. A lack or high cost of credit could limit our ability to obtain additional financing for working capital, capital expenditures, or other purposes in the future, as needed. If future cash flows from operations and other sources of funds are insufficient to fund our liquidity needs, we may be forced to reduce or delay our business activities and capital expenditures, sell assets, or obtain additional equity capital. A return to recent tight credit markets may make replacement financing more expensive and difficult to obtain. There can be no assurance that we will be able to refinance our credit facility on a timely basis or on satisfactory terms, if at all. The inability to obtain additional or replacement financing could have a material adverse effect on our liquidity.

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

As discussed further in notes 5 and 7 to the consolidated financial statements included in Item 15 of this Report, we concluded during impairment testing conducted in the fourth quarter of fiscal year 2015 and fiscal year 2014 that our goodwill was impaired and recorded non-cash impairment charges of $69.4 million and $29.2 million, respectively. In addition, we determined that our indefinite-lived tradename was impaired in fiscal year 2015 and fiscal year 2014 and recorded a non-cash impairment charge of $34.6 million and $0.4 million, respectively. We also recognized $3.9 million and $7.1 million in asset impairment charges during fiscal year 2015 and fiscal year 2014, respectively, relating to our restaurants.  The estimates of fair value used in these analyses require management judgment, assumptions and estimates of future operating results. If actual results differ from our estimates or assumptions, additional impairment charges may be required in the future. If impairment charges are significant, our results of operations could be adversely affected.

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

Our business is subject to the risk of litigation by employees, customers, suppliers, note holders, government agencies or others through private actions, class actions, administrative proceedings, regulatory actions or other litigation. These actions and proceedings may involve allegations of illegal, unfair or inconsistent employment practices, including wage and hour violations and employment discrimination; customer discrimination; food safety issues including poor food quality, food-borne illness, food tampering, food contamination, and adverse health effects from consumption of various food products or high-calorie foods (including obesity); other personal injury; trademark infringement; violation of the federal securities laws; or other concerns. The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify. Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. The cost to defend litigation may be significant. There may also be adverse publicity associated with litigation that could decrease customer acceptance of our brand, regardless of whether the allegations are valid or we ultimately are found liable. Litigation could impact our operations in other ways as well. Allegations of illegal, unfair or inconsistent employment practices, for example, could adversely affect employee acquisition and retention. As a result, litigation may adversely affect our business, financial condition and results of operations.

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

A key aspect of our strategy is disciplined restaurant growth. In fiscal year 2015, we opened one restaurant and in fiscal year 2016, we currently plan to open one new prototype restaurant. We expect to open substantially all of our new restaurants in, or adjacent to, states where we have existing restaurants. Delays or failures in opening new restaurants, or achieving lower than expected sales in new restaurants, could materially adversely affect us. Our ability to open new restaurants successfully will also depend on numerous other factors, some of which are beyond our control, including, among other items, the following:

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

We are subject to the Patient Protection and Affordable Care Act of 2010 ("PPACA"). There are no assurances that a combination of cost management and price increases can accommodate all of the costs associated with compliance. PPACA also requires restaurant companies such as ours to disclose calorie information on their menus. We do not expect to incur any material costs from compliance with this provision, but cannot anticipate any changes in customer behavior resulting from the implementation of this portion of the law, which could have an adverse effect on our sales or results of operations.

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

A change in accounting standards can have a significant effect on our reported results and may affect our reporting of transactions before the change is effective. New pronouncements and varying interpretations of pronouncements have occurred and may occur in the future. Changes to existing accounting rules or the questioning of current accounting practices may adversely affect our reported financial results. Additionally, our assumptions, estimates and judgments related to complex accounting matters could significantly affect our financial results. Generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business, including but not limited to, revenue recognition, fair value of investments, impairment of long-lived assets, leases and related economic transactions, intangibles, self-insurance, income taxes, property and equipment, unclaimed property laws and litigation, and stock-based compensation are highly complex and involve many subjective assumptions, estimates and judgments by us. Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments by us could significantly change our reported or expected financial performance.

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

Changes to the current law with respect to the assignment of liabilities in the franchise relationship could adversely impact us.
As of August 2, 2015, we have two franchisees that operate a total of 26 restaurants. One of the legal foundations fundamental to the franchise relationship has been that, absent special circumstances, a franchiser is generally not responsible for the acts, omissions or liabilities of its franchisees. Recently, established law has been challenged and questioned by the plaintiffs’ bar and certain regulators, and the outcome of these challenges and new regulatory positions remains unknown. If these challenges and/or new positions are successful in altering currently settled law, it could significantly change the relationship between us and our franchisees. For example, a determination that we are a “joint employer” with our franchisees or that our franchisees are part of our system with joint and several liability under the National Labor Relations Act, statutes administered by the Equal Employment Opportunity Commission, Occupational Safety and Health Administration, or OSHA, regulations and other areas of labor and employment law, could subject us to liability for the unfair labor practices, wage-and-hour law violations, employment discrimination law violations, OSHA regulation violations and other employment-related liabilities of one of our franchisees. In addition, if these changes were to be expanded outside of the employment context, we could be held liable for other claims against our franchisees such as personal injury claims by customers at franchised restaurants. Therefore, any regulatory action or court decisions expanding the vicarious liability of franchisers could have a material adverse effect on our results of operations.
Risks Related to Our Indebtedness

Our substantial indebtedness and any new indebtedness we incur in the future could adversely affect our financial condition and prevent us from fulfilling our obligations.

We have a significant amount of indebtedness. As of August 2, 2015, our total long-term debt was $374.2 million, representing our Notes and outstanding borrowings on our Revolver. We have commitments under our Revolver available to us of $30.0 million (less approximately $4.8 million of undrawn outstanding letters of credit and $19.2 million of outstanding borrowings as of August 2, 2015), all of which are secured on a first-priority basis.

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

•	increasing our vulnerability to general adverse economic and industry conditions;

•	exposing us to the risk of increased interest rates as borrowings under the Revolver will be at variable rates of interest;

•	limiting our flexibility in planning for and reacting to changes in the industry in which we compete;

•	placing us at a disadvantage compared to other, less leveraged competitors; and

•	increasing our cost of borrowing.

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

If we cannot make scheduled payments on our debt, we will be in default and holders of the Notes could declare all outstanding principal and interest to be due and payable, the lenders under the Revolver could terminate their commitments to loan money, our secured lenders could foreclose against the assets securing their borrowings and we could be forced into bankruptcy or liquidation.

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

A breach of the covenants under the Indenture or the Credit Agreement could result in an event of default under the applicable indebtedness. Such a default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under the Credit Agreement permits the lenders under the Revolver to terminate all commitments to extend further credit under that facility. Furthermore, if we were unable to repay the amounts due and payable under the new revolving credit facility, those lenders could proceed against the collateral granted to them to secure that indebtedness. In the event our lenders or noteholders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness.

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

ITEM 1B—UNRESOLVED STAFF COMMENTS

None.

ITEM 2—PROPERTIES

Our corporate headquarters are located in Nashville, Tennessee.  We occupy our current facility, which is approximately 38,500 square feet, under a lease that expires in February 2021.  We also occupy a 6,000 square feet training and culinary center under a lease that expires in February 2021. We leased all of the 230 company-owned restaurants in operation as of August 2, 2015, as shown in the following table:

	Restaurant Properties
	Owned	Leased	Total
Alabama	—	23	23
Arizona	—	3	3
Arkansas	—	5	5
Florida	—	13	13
Georgia	—	13	13
Illinois	—	3	3
Indiana	—	12	12
Kansas	—	3	3
Kentucky	—	13	13
Louisiana	—	9	9
Michigan	—	17	17
Mississippi	—	10	10
Missouri	—	4	4
Ohio	—	9	9
Oklahoma	—	6	6
Pennsylvania	—	4	4
Tennessee	—	27	27
Texas	—	40	40
Virginia	—	10	10
West Virginia	—	6	6
Total	—	230	230

Of the 230 leased restaurant properties, 123 are land leases and 107 are land and building leases. All of our leases are recorded as operating leases, and most contain rent escalation clauses and rent holiday periods. See note 11 to the consolidated financial statements included in Item 15 of this Report for additional details. We own substantially all of the equipment, furnishings and trade fixtures in our restaurants.

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

ITEM 6—SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the consolidated financial statements and related notes contained in Item 15 Exhibits and Financial Statement Schedules along with, Item 1A Risk Factors and Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations. We derived the selected financial data from the audited consolidated financial statements and related notes found elsewhere in this Report for the fiscal years ended August 2, 2015, August 3, 2014, and July 28, 2013. We derived the selected financial data from our historical audited consolidated financial statements and related notes not included in this Report for the fiscal year ended July 29, 2012, the period from October 4, 2010 to July 31, 2011 and the period from August 2, 2010 to October 3, 2010. The fiscal year ended August 3, 2014 was 53 weeks in length, all other fiscal years presented consist of 52 weeks.

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

	Successor					Predecessor
					Period from October 4, 2010	Period from August 2, 2010
	Fiscal year				to	to
(In thousands, except restaurant data and percentages)	2015	2014	2013	2012	July 31, 2011	October 3, 2010
Statement of operations data:
Revenues:
Net sales	$611,998	$638,665	$647,425	$629,987	$497,170	$93,762
Franchise fees and royalties	2,311	2,216	2,175	2,186	1,793	348
Total revenues	614,309	640,881	649,600	632,173	498,963	94,110
Costs and expenses:
Restaurant operating costs:
Cost of goods sold	221,592	218,448	218,327	207,225	162,805	29,172
Labor and other related expenses	188,887	195,245	191,945	184,310	145,258	28,578
Occupancy costs	56,368	55,200	52,926	48,780	36,817	8,046
Other restaurant operating expenses	94,437	103,024	105,759	100,680	71,708	15,478
Depreciation and amortization	20,252	20,366	20,949	20,309	14,588	3,112
Pre-opening expenses	263	324	2,721	4,808	2,984	783
General and administrative	33,290	31,564	30,901	25,373	30,460	14,440
Goodwill and intangible asset impairment	104,010	29,665	91,488	48,526	—	—
Store impairment and closing charges	10,588	7,139	4,658	4,438	25	—
Total costs and expenses	729,687	660,975	719,674	644,449	464,645	99,609
Operating (loss) income	(115,378)	(20,094)	(70,074)	(12,276)	34,318	(5,499)
Interest expense, net	42,530	42,570	40,917	39,748	33,823	3,147
Other income, net	—	—	—	—	(15)	(182)
(Loss) income before income taxes	(157,908)	(62,664)	(110,991)	(52,024)	510	(8,464)
Income tax provision (benefit)	(13,122)	109	(2,586)	(5,496)	(70)	(8,240)
Net (loss) income	(144,786)	(62,773)	(108,405)	(46,528)	580	(224)
Undeclared preferred dividend	—	—	—	—	—	(2,270)
Net (loss) income attributable to common stockholders	$(144,786)	$(62,773)	$(108,405)	$(46,528)	$580	$(2,494)
Selected other data:
Restaurants open end of period:
Company-owned	230	234	233	220	201	189
Total	256	260	259	246	227	215
Average unit volumes (in millions)(1)	$2.6	$2.7	$2.8	$2.9	$2.5	$0.5
Operating weeks(1)	12,142	12,366	11,864	11,108	8,478	1,692
Restaurant operating margin(2)	8.3%	10.5%	12.1%	14.1%	16.2%	13.3%
EBITDA(3)	$(95,126)	$272	$(49,125)	$8,033	$48,921	$(2,205)
Adjusted EBITDA(3)	31,406	47,877	60,303	75,218	71,816	8,567
Adjusted EBITDAR(3)	74,381	89,667	100,192	111,844	98,693	15,695
Comparable restaurant data:(4)
Change in comparable restaurant sales	(2.4)%	(4.0)%	(2.5)%	(1.2)%	0.1%	4.2%
Average check	$14.89	$14.15	$13.69	$13.52	$13.09	$12.75
Cash flow data:
Operating activities	$(12,140)	$(626)	$14,665	$36,488	$16,549	$2,664
Investing activities	10,126	(13,912)	(12,689)	(33,859)	(342,838)	(5,380)
Financing activities	19,175	—	—	—	345,392	—

	Successor
(In thousands)	August 2, 2015	August 3, 2014	July 28, 2013	July 29, 2012	July 31, 2011
Selected balance sheet data:
Cash and cash equivalents	$26,331	$9,170	$23,708	$21,732	$19,103
Working (deficit) capital (5)	(12,689)	(32,080)	(21,324)	(23,891)	(20,995)
Total assets	389,524	513,898	574,312	687,826	728,824
Total debt	374,175	355,000	355,000	355,000	355,000

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

The following table sets forth a reconciliation of net sales to restaurant operating margin:

	Successor					Predecessor
					Period from October 4, 2010	Period from August 2, 2010
	Fiscal year				to	to
(In thousands)	2015	2014	2013	2012	July 31, 2011	October 3, 2010
Net sales (A)	$611,998	$638,665	$647,425	$629,987	$497,170	$93,762
Restaurant operating costs:
Cost of goods sold	221,592	218,448	218,327	207,225	162,805	29,172
Labor and other related expenses	188,887	195,245	191,945	184,310	145,258	28,578
Occupancy costs	56,368	55,200	52,926	48,780	36,817	8,046
Other restaurant operating expenses	94,437	103,024	105,759	100,680	71,708	15,478
Restaurant operating profit (B)	$50,714	$66,748	$78,468	$88,992	$80,582	$12,488
Restaurant operating margin (B / A)	8.3%	10.5%	12.1%	14.1%	16.2%	13.3%

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

As noted in the table below, Adjusted EBITDA excludes restaurant impairment charges, pre-opening expenses (excluding rent), sponsor management fees, hedging gain/loss, losses on disposal of property and equipment and property sales, share-based compensation, and non-cash rent, among other items. It is reasonable to expect that these items will occur in future periods. However, we believe these adjustments are appropriate partly because the amounts recognized can vary significantly from period to period and complicate comparisons of our internal operating results and operating results of other restaurant companies over time. In addition, Adjusted EBITDA includes adjustments for other items that we do not expect to regularly record, including goodwill and tradename impairments, restructuring costs, transaction costs, certain litigation and settlement fees and expenses recorded pursuant to accounting for business combinations. Each of the normal recurring adjustments and other adjustments described in this paragraph and in the reconciliation table below help to provide management with a measure of our core operating performance over time by removing items that are not related to day-to-day restaurant level operations.

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

We also present Adjusted EBITDA because it is substantially similar to “Consolidated EBITDA,” a defined measure which is used in calculating financial ratios in material debt covenants and other calculations in the Indenture and the Credit Agreement. We believe that presenting Adjusted EBITDA is appropriate to provide additional information to investors about how the covenants in the agreements governing our debt facilities operate. The Credit Agreement and the Indenture may permit us to exclude other non-cash charges and specified non-recurring expenses in calculating Consolidated EBITDA in future periods, which are not reflected in the Adjusted EBITDA data presented in this Report and do not permit us to exclude the legal and settlement fees related to a contract termination and FLSA legal fees as included in "Other adjustments (l)" in the table below.

The following table sets forth a reconciliation of Net (loss) income, the most directly comparable GAAP financial measure, to EBITDA, Adjusted EBITDA and Adjusted EBITDAR.

	Successor					Predecessor
					Period from October 4, 2010	Period from August 2, 2010
	Fiscal year				to	to
(In thousands)	2015	2014	2013	2012	July 31, 2011	October 3, 2010
Net (loss) income	$(144,786)	$(62,773)	$(108,405)	$(46,528)	$580	$(224)
Interest expense, net	42,530	42,570	40,917	39,748	33,823	3,147
Income tax provision (benefit)	(13,122)	109	(2,586)	(5,496)	(70)	(8,240)
Depreciation and amortization	20,252	20,366	20,949	20,309	14,588	3,112
EBITDA	(95,126)	272	(49,125)	8,033	48,921	(2,205)
Adjustments
Sponsor management fees(a)	1,000	1,000	1,000	1,000	795	205
Non-cash asset write-offs:
Goodwill and tradename impairment(b)	104,010	29,665	91,488	48,526	—	—
Restaurant impairment(c)	3,682	7,139	4,658	4,438	25	—
Loss on disposal of property and equipment(d)	2,369	2,283	1,974	3,341	741	164
Restructuring costs(e)	3,815	14	1,789	442	—	—
Pre-opening expenses (excluding rent)(f)	237	282	2,387	3,882	2,296	598
Hedging (gain) loss(g)	—	—	—	—	—	(182)
Losses on sales of property(h)	476	758	676	125	23	39
Non-cash rent adjustment(i)	3,372	3,647	4,091	4,610	4,478	(334)
Costs related to the Transactions(j)	—	—	20	43	13,671	10,272
Non-cash stock-based compensation(k)	(49)	1,728	1,107	746	821	—
Other adjustments(l)	7,620	1,089	238	32	45	10
Adjusted EBITDA	31,406	47,877	60,303	75,218	71,816	8,567
Cash rent expense(m)	42,975	41,790	39,889	36,626	26,877	7,128
Adjusted EBITDAR	$74,381	$89,667	$100,192	$111,844	$98,693	$15,695

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

(b)
We recorded goodwill impairment charges in fiscal year 2015, fiscal year 2014 and fiscal year 2013 and a tradename impairment in fiscal years 2015 and 2014. See note 5 to the consolidated financial statements included in Item 15 of this Report for additional details.

(c)
Restaurant impairment charges were recorded in connection with the determination that the carrying value of certain of our restaurants exceeded their estimated fair value. See note 7 to the consolidated financial statements included in Item 15 of this Report for additional details.

(d)	Loss on disposal of property and equipment consists of the loss from the disposal or retirement of assets that are not fully depreciated.

(e)	Restructuring costs include severance, consulting fees related to improving our supply chain practices, hiring replacement costs and other related costs, including the reversal of any such charges.

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

(l)
Other adjustments include non-recurring expenses and professional fees, legal and settlement fees related to contract termination, legal fees associated with FLSA litigation, ongoing expenses of closed restaurants, as well as inventory write-offs, employee termination buyouts and incidental charges related to restaurant closings.

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

General

Logan’s Roadhouse is a full-service casual dining steakhouse offering specially seasoned aged steaks and sizzling southern-inspired dishes in a roadhouse atmosphere offering customers value-oriented, high quality, craveable food, abundance and affordability, welcoming hospitality and upbeat atmosphere. Our restaurants have a relaxed, come-as-you-are environment where we encourage our customers to enjoy “bottomless buckets” of roasted in-shell peanuts and our made-from-scratch yeast rolls. Our entrée portions are generous and generally include a choice of two side items, all at affordable prices. We are committed to serving a variety of fresh food from specially seasoned aged steaks to farm-fresh salads to our signature entrées. We believe the freshness and distinctive flavor profiles of our signature dishes, coupled with the variety of our menu, differentiates us from our competitors. Our restaurants, which are open for lunch and dinner seven days a week, serve a broad and diverse customer base. We opened our first restaurant in Lexington, Kentucky in 1991 and as of August 2, 2015 have grown to a total of 230 company-owned restaurants and 26 franchised restaurants located across 23 states.

Overview

Our roadhouse theme provides a differentiated dining experience as an authentic, casual steakhouse. We attempt to create an atmosphere that is genuine, warm-hearted, and spirited, and we strive to make our customers life long friends. Our vision for the future is based on consistently delivering great experiences to our customers, continually adapting our brand to best meet the needs of our current and future customers and opening successful new restaurants. We believe this focus will enable us to retain our loyal customers and attract new customers to our restaurants which will lead to sustainable, continually improving financial results. We strive to create a unique experience providing a competitive differentiation in our industry. That differentiation is one of the factors that contributes to building our customer base and the frequency which our customers eat at our restaurants. Our plan to accomplish this is built around the following strategies and initiatives:

Concept and Brand Repositioning: During fiscal year 2015, we continued to experience traffic declines in our restaurants and lose market share to our steakhouse competitors. We believe the casual steakhouse segment in which we operate has growth potential and we intend to continue to reposition our concept during fiscal year 2016. The roadhouse concept provides a broad platform from which to expand our customer base and strengthen our brand. Our brand must be relevant across all demographics and offer customers an affordable dining experience that exceeds their expectations. With a focus on all customer touch points, our brand repositioning efforts include returning to our roots as an authentic roadhouse offering steaks, ribs, and spirits to our customers at affordable prices. Our brand look and message will evolve to support our position as the Real American Roadhouse, and we will continue to optimize our marketing mix to reach potential customers in the most effective channels. Our brand repositioning efforts include eliminating heavy discounting and coupon distribution to focus on every day execution and promoting the long term health of our brand by delivering a great experience that will drive repeat customer visits. We believe the strength of our brand lies in repositioning Logan's as an authentic roadhouse that is known for high quality, great tasting food, service that creates lifelong friends, a fun atmosphere and value defined as a combination of price and experience.

Focus on Consistent Execution: We are evaluating our complete customer experience, including ease of execution of our menu items and the effectiveness of our training programs to ensure we meet and exceed the expectations of our customers. We plan to enhance the restaurant environment and attract, train and retain the best managers and team members, giving them the tools needed to provide excellent customer service. Our pathway for fiscal year 2016 is focused on improving and enhancing the customer experience to position us as a leading brand delivering a Real American Roadhouse experience within the casual steakhouse category.

Achieve Revenue Growth in Existing Restaurants: Our strategy and focus is attracting new customers and increasing the frequency of visits of our current customers. We operate in a highly competitive casual dining industry where our customers have many choices for dining out. Our customers also remain sensitive to value as consumers continue to face pressures on discretionary income. Our promotional strategy is changing to focus on a more comprehensive definition of value that includes delivering a more consistent steak experience. As we work to reposition our brand and improve our execution, we intend to focus on great steaks and great service creating value that promotes experience as well as price. We intend to adapt our marketing approach to gain presence in other channels to reach our target audience, including promoting local restaurant efforts in certain markets. We have updated our liquor, beer and wine offerings and recipes and improved our bar operations to further grow this sector of our business. Our beverage program also remains a primary focus. We will continue to add creative beverage offerings to compliment certain segments of our menu which we believe will add to our guest experience and encourage the frequency of their visits.

Disciplined Restaurant Growth: We believe in the long-term strength of our brand and the roadhouse concept. Our long-term strategy is primarily focused on disciplined growth of our brand by strategically opening additional company-owned restaurants that deliver strong returns. We opened one company-owned restaurant in fiscal year 2015 and currently plan to open one new design prototype company-owned restaurant in fiscal year 2016 as well as remodel a number of our existing restaurant locations with key elements of the new prototype design.

In summary, in fiscal year 2015 we continued to see traffic declines in our restaurants. The traffic declines along with continued commodity inflation have had a compounded impact on restaurant margins and ultimately net income and adjusted EBITDA. These were all factors in determining that we had indicators for additional goodwill, tradename and restaurant level impairments. In fiscal year 2016, we expect our customers will continue to be impacted by high unemployment levels and other general economic challenges, which will limit their discretionary income. As a result, we anticipate that the landscape will remain competitive as restaurant operators compete for market share in a challenging environment. To address these challenges, our brand repositioning efforts focus on retaining our current value conscious customers, but also marketing to and attracting new customers in different demographics. We will also refocus our efforts on being a steakhouse with exceptional food and service with the intention of regaining market share. Although not as significant as in recent years, we continue to expect cost pressures primarily in the form of commodity inflation driven by overall tighter supplies. We plan to continue to focus on protecting restaurant margins while consistently delivering a great value and unique dining experience to our customers. While we have many initiatives in process that we believe will begin to impact our results in fiscal year 2016, we understand that restoring the strength of our operations and our brand is a long-term strategy. We remain confident that we are a growth concept and our ability to open new restaurants with strong unit level returns and to have sustained revenue and margin growth in existing restaurants will support our long-term plan for sustainable growth.

Key Measurements

The key measures we use to evaluate our performance include:

Average unit volume.  Average unit volume represents the average sales for company-owned restaurants over a specified period of time. It is typically measured on a 52-week basis but may also be applied to a shorter period. Average unit volume reflects total net restaurant sales divided by total operating weeks, which is the aggregate number of weeks that company-owned restaurants are in operation over a specified period of time. Although fiscal year 2014 contained 53 weeks, for comparative purposes, 2014 average unit volume was adjusted to a 52-week basis.

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

Presentation of Results

Our fiscal year ends on the Sunday closest to July 31. Fiscal year 2015 is a 52-week year, fiscal year 2014 is a 53-week year and fiscal year 2013 is a 52-week year.

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

Results of Operations

Fiscal Year 2015 Summary

•
We opened one new restaurant (a ground and building lease) with a gross capital investment of $1.8 million and pre-opening costs (excluding rent) of $0.2 million and related proceeds of $1.5 million were received during the year relating to the sale and leaseback transaction. The Company also completed a sale and leaseback of the remaining eight company-owned properties for sales proceeds of $21.0 million.

•	The Company closed five underperforming locations during the year, resulting in store closing charges of $6.7 million.

•	Comparable restaurant sales decreased 2.4%, which included an average check increase of 4.9% and a customer traffic decrease of 6.9% compared to fiscal year 2014.

•	Restaurant operating margin decreased to 8.3% in fiscal year 2015 from 10.5% in fiscal year 2014.

•
Net loss increased $82.0 million from fiscal year 2014 to a loss of $144.8 million in fiscal year 2015 primarily due to $104.0 million and $29.7 million of goodwill and tradename impairment charges in fiscal year 2015 and fiscal year 2014, respectively.

•	Adjusted EBITDA decreased 34.4%, or $16.5 million from fiscal year 2014 to $31.4 million in fiscal year 2015.

•
Cash and cash equivalents increased by $17.2 million from August 3, 2014. Primary drivers of the change include outstanding draws on our Revolver of $19.2 million and sale leaseback proceeds, partially offset by a decline in cash flows from operations.

The following tables and discussion summarize key components of our operating results for the fiscal year 2015, fiscal year 2014, and fiscal year 2013, expressed as a dollar amount and as a percentage of total revenues or net sales.

	Fiscal year
(In thousands)	2015		2014		2013
Statement of operations data:
Revenues:
Net sales	$611,998	99.6%	$638,665	99.7%	$647,425	99.7%
Franchise fees and royalties	2,311	0.4	2,216	0.3	2,175	0.3
Total revenues	614,309	100.0	640,881	100.0	649,600	100.0
Costs and expenses:
(As a percentage of net sales)
Restaurant operating costs:
Cost of goods sold	221,592	36.2	218,448	34.2	218,327	33.7
Labor and other related expenses	188,887	30.9	195,245	30.6	191,945	29.6
Occupancy costs	56,368	9.2	55,200	8.6	52,926	8.2
Other restaurant operating expenses	94,437	15.4	103,024	16.1	105,759	16.3
(As a percentage of total revenues)
Depreciation and amortization	20,252	3.3	20,366	3.2	20,949	3.2
Pre-opening expenses	263	—	324	0.1	2,721	0.4
General and administrative	33,290	5.4	31,564	4.9	30,901	4.8
Goodwill and intangible asset impairment	104,010	16.9	29,665	4.6	91,488	14.1
Store impairment and closing charges	10,588	1.7	7,139	1.1	4,658	0.7
Total costs and expenses	729,687	118.8	660,975	103.1	719,674	110.8
Operating loss	(115,378)	(18.8)	(20,094)	(3.1)	(70,074)	(10.8)
Interest expense, net	42,530	6.9	42,570	6.6	40,917	6.3
Loss before income taxes	(157,908)	(25.7)	(62,664)	(9.8)	(110,991)	(17.1)
Income tax provision (benefit)	(13,122)	(2.1)	109	—	(2,586)	(0.4)
Net loss	$(144,786)	(23.6)	$(62,773)	(9.8)	$(108,405)	(16.7)

Restaurant Unit Activity

	Company	Franchise	Total
Balance at July 29, 2012	220	26	246
Openings	13	—	13
Closures	—	—	—
Balance at July 28, 2013	233	26	259
Openings	1	—	1
Closures	—	—	—
Balance at August 3, 2014	234	26	260
Openings	1	—	1
Closures	(5)	—	(5)
Balance at August 2, 2015	230	26	256

TOTAL REVENUES

Net sales consist of food and beverage sales of company-owned restaurants and other miscellaneous income. Net sales decreased by $26.7 million, or 4.2%, to $612.0 million in fiscal year 2015 compared to fiscal year 2014 which was primarily driven by the decline in comparable restaurant sales of 2.4% and one less week compared to fiscal year 2014, which had a 53rd week that contributed $12.5 million in net sales. Net sales for fiscal year 2014 were $638.7 million and included one new restaurant opening and a decrease in comparable restaurant sales of 4.0%. Net sales in fiscal year 2013 were $647.4 million and included 13 new restaurant openings and a decrease in comparable restaurant sales of 2.5%.

The following table summarizes the year over year changes and key net sales drivers at company-owned restaurants for the periods presented:

	Fiscal year
	2015	2014	2013
Company-owned restaurants:
(Decrease) increase in restaurant operating weeks	(1.8)%	4.2%	6.8%
Decrease in average unit volume	(2.4)%	(5.6)%	(4.0)%
Total (decrease) increase in restaurant sales	(4.2)%	(1.4)%	2.8%

Comparable restaurants	223	215	196
Change in comparable restaurant sales	(2.4)%	(4.0)%	(2.5)%
Restaurant operating weeks	12,142	12,366	11,864
Average check	$14.89	$14.15	$13.69
Average unit volume (in thousands)	$2,621	$2,737	$2,838
Average unit volume (in thousands), 2014 adjusted		$2,684

The decrease in restaurant operating weeks for fiscal year 2015 was due to the closing of five underperforming restaurants and one additional week in fiscal year 2014. The fiscal year 2014 increase in operating weeks was due to the opening of new restaurants. The decrease in average unit volume for both fiscal years was primarily driven by customer traffic declines. In fiscal year 2015, the decrease in customer traffic for our comparable restaurants was 6.9%, which was partially offset by a 4.9% increase in average check as a result of increased menu pricing of 1.5% for the year and improved alcohol sales. In fiscal year 2014, the decrease in customer traffic for our comparable restaurants was 6.7%, which was partially offset by a 2.9% increase in average check as a result of increased menu pricing of 1.0% for the year and improved alcohol sales.

Franchise fees and royalties, for our two franchisees that operate 26 restaurants, have remained relatively consistent for the periods presented.

TOTAL COSTS AND EXPENSES

Total costs and expenses were $729.7 million in fiscal year 2015, $661.0 million in fiscal year 2014 and $719.7 million in fiscal year 2013. As a percent of total revenues, total costs and expenses in fiscal year 2015 were 118.8%, which increased from 103.1% in fiscal year 2014 and 110.8% in fiscal year 2013. The primary drivers of the fluctuations in total costs and expenses are as follows:

Cost of goods sold

Cost of goods sold consists of food and beverage costs, along with related purchasing and distribution costs. Cost of goods sold, as a percentage of net sales, increased to 36.2% in fiscal year 2015 from 34.2% in fiscal year 2014. The increase was mainly due to commodity inflation, primarily beef, partially offset by increased menu pricing.

Cost of goods sold, as a percentage of net sales, increased to 34.2% in fiscal year 2014 from 33.7% in fiscal year 2013. The increase was primarily due to commodity inflation, primarily beef, along with unfavorable menu mix, partially offset by increased menu pricing.

Labor and other related expenses

Labor and other related expenses consists of all restaurant management and hourly labor costs, including salaries, wages, benefits, bonuses and other indirect labor costs. Labor and other related expenses, as a percentage of net sales, increased to 30.9% in fiscal year 2015 from 30.6% in fiscal year 2014. The primary drivers are lost sales leverage on fixed labor components and higher wages.

Labor and other related expenses, as a percentage of net sales, increased to 30.6% in fiscal year 2014 from 29.6% in fiscal year 2013, primarily due to lost sales leverage on fixed labor components and an increase in employee benefit claims, partially offset by lower restaurant bonuses.

Occupancy costs

Occupancy costs include rent, common area maintenance, property taxes, licenses and other related fees. Occupancy costs as a percentage of net sales were 9.2% in fiscal year 2015, 8.6% in fiscal year 2014 and 8.2% in fiscal year 2013. The increase in fiscal year 2015 compared to fiscal year 2014 was driven primarily by annual rent increases and the sale and leaseback of eight restaurants during the fourth quarter of 2015. The increase in fiscal year 2014 compared to fiscal year 2013 is primarily due to annual rent increases and lost sales leverage due to the fixed nature of these costs.

Other restaurant operating expenses

Other restaurant operating expenses include all restaurant-level operating costs, the major components of which are operating supplies, utilities, repairs and maintenance, advertising, general liability and credit card fees. Other restaurant operating expenses as a percentage of net sales decreased to 15.4% in fiscal year 2015 from 16.1% in fiscal year 2014. The percentage decrease in fiscal year 2015 was primarily due to decreased advertising expense related to lowered broadcast media spend and decreased media agency fees.

Other restaurant operating expenses, as a percentage of net sales, decreased to 16.1% in fiscal year 2014 from 16.3% in fiscal year 2013. The percentage decrease was primarily due to decreased advertising expense primarily related to lowered broadcast media spend, partially offset by an increase in utility expense.

Depreciation and amortization

Depreciation and amortization includes the depreciation of fixed assets and capitalized leasehold improvements and the amortization of intangible assets. Depreciation and amortization, as a percentage of total revenues, increased slightly to 3.3% in fiscal year 2015 compared to 3.2% in fiscal years 2014 and 2013. The increase in fiscal year 2015 compared to fiscal year 2014 was due to restaurant system implementation and upgrades.

Pre-opening expenses

Pre-opening expenses consist of costs related to a new restaurant opening and are made up primarily of manager salaries, employee payroll, travel, non-cash rent expense and other costs related to training and preparing new restaurants for opening. Pre-

opening costs fluctuate from period to period based on the number and timing of restaurant openings. Our pre-opening costs (excluding rent) have remained at approximately $0.2 to $0.3 million per opening.

General and administrative

General and administrative expenses are comprised of expenses associated with corporate and administrative functions that support restaurant operations and development. General and administrative expenses, as a percentage of total revenues, increased to 5.4% in fiscal year 2015 from 4.9% in fiscal year 2014. The increase in fiscal year 2015 was due to an increase in salaries from the recording of termination benefits for executive officers and recruiting costs to source recently hired senior executive officers, partially offset by a reduction in stock based compensation expense from options forfeited by our previous Chief Executive Officer and a change in structure of options awarded to our current Chief Executive Officer.

General and administrative expenses, as a percentage of total revenues, increased to 4.9% in fiscal year 2014 from 4.8% in fiscal year 2013. The increase in fiscal year 2014 resulted from incremental charges related to testing and training our new brand revitalization initiatives, partially offset by the accrual of termination benefits for departing officers in the prior year period.

Goodwill and intangible asset impairment

We recorded goodwill impairment charges in fiscal years 2015, 2014 and 2013 of $69.4 million, $29.2 million and $91.5 million, respectively. Each impairment charge was driven by changes in projected performance due to lower revenue estimates resulting from declining traffic trends and lower new unit growth assumptions along with the continued negative impact of commodity inflation. During fiscal years 2015 and 2014, we recorded non-cash impairment charges of $34.6 million and $0.4 million, respectively, related to our indefinite-lived tradename. Theses impairment charges were driven by changes in projected performance due to lower revenue estimates resulting from recent traffic trends.

Store impairment and closing charges

Store impairment and closing charges include long-lived asset impairment charges and store closing charges. During fiscal year 2015, we recorded store impairment and closing charges of $10.6 million relating to the closure of five underperforming locations, the impairment of eleven newly impaired locations and additional asset expenditures with respect to restaurants that had been fully impaired in previous years. During fiscal year 2014, we recorded asset impairment charges of $7.1 million relating to eight newly impaired locations and additional asset expenditures with respect to restaurants that had been fully impaired in previous years. During fiscal year 2013, we recorded asset impairment charges of $4.7 million relating to eleven newly impaired locations and additional asset expenditures with respect to restaurants that had been fully impaired in previous years.

INTEREST EXPENSE, NET

Interest expense, net consists primarily of interest expense related to our debt, net of interest income and capitalized interest, see the “Liquidity and Capital Resources” section for further detail.  Interest expense, net decreased to $42.5 million in fiscal year 2015 compared to $42.6 million in fiscal year 2014 due to the impact of the 53rd week in fiscal year 2014 which resulted in approximately $0.7 million of additional interest. Excluding this impact, interest expense, net increased in fiscal year 2015 compared to fiscal year 2014 due to higher average borrowings on the Revolver. Interest expense, net increased to $42.6 million in fiscal year 2014 from $40.9 million in fiscal year 2013 due to higher average borrowings on the Revolver and less capitalized interest from fewer new restaurant openings.

EFFECTIVE INCOME TAX RATE

Our effective tax rate (“ETR”) in fiscal year 2015 was 8.3% and includes the impact of a $24.3 million valuation allowance and the non-deductible goodwill impairment charge. Our ETR in fiscal year 2014 was (0.2)% and includes the impact of a $16.5 million valuation allowance and the non-deductible goodwill impairment charge. Our ETR in fiscal year 2013 was 2.3%, and includes the impact of an $8.6 million valuation allowance and the non-deductible goodwill impairment charge, partially offset by wage credits.

Other Non-GAAP Financial Measures

A reconciliation and discussion of Adjusted EBITDA is included in Item 6 Selected Financial Data. We consider Adjusted EBITDA to be a non-GAAP financial measure that should be considered in addition to, rather than as a substitute for, net income. We have included a discussion of this non-GAAP financial measure in our MD&A as we view it to be an important indicator of our creditworthiness. Adjusted EBITDA is also important for understanding our financial position and providing additional information about our ability to service our long-term debt and meet our debt covenant requirements. Our Adjusted EBITDA in fiscal year 2015 of $31.4 million was a decrease of $16.5 million, or 34.4%, as compared to Adjusted EBITDA of $47.9 million in fiscal year 2014. Our Adjusted EBITDA in fiscal year 2013 was $60.3 million.

Liquidity and Capital Resources

Summary

Our primary requirements for liquidity and capital are debt service requirements, maintenance of our existing facilities and new restaurant development. Historically, our primary sources of liquidity and capital resources have been net cash provided from operating activities and operating lease financing. Based on our current restaurant development plans, we anticipate that our cash position, our expected cash flows from operations and availability under the Revolver will be sufficient to finance our planned capital expenditures, operating activities and debt service requirements for the next twelve months. However, our ability to fund future operating expenses and capital expenditures and our ability to make scheduled payments of interest on, to pay principal of or to refinance our indebtedness and to satisfy any other of our present or future debt obligations will depend on our future operating performance which will be affected by general economic, financial and other factors beyond our control. As of August 2, 2015, we had $26.3 million in cash and cash equivalents and $6.0 million of available credit under our Revolver.

Consistent with many other restaurant and retail chain store operations, we utilize operating lease arrangements and sale and leaseback arrangements and believe that these financing methods provide a useful source of capital in a financially efficient manner.

As part of the Transactions, we entered into the Revolver, which provides for up to $30.0 million of borrowings. The Revolver is available to fund working capital and for general corporate purposes. As of August 2, 2015, we had $19.2 million of borrowings drawn on the Revolver and $4.8 million of undrawn outstanding letters of credit resulting in available credit of $6.0 million.

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

On October 15, 2015, the Company and Logan’s Roadhouse completed an exchange with the Kelso Affiliates, as holders of approximately $106.8 million in aggregate principal amount of the Notes, pursuant to which the Kelso Affiliates were issued approximately $112.6 million aggregate issue price of Logan’s Roadhouse’s Series 2015-1 Senior Secured Zero Coupon Notes due 2017 (the “Series 2015-1 Notes”) in exchange for the Notes held by the Kelso Affiliates. Furthermore, on October 15, 2015, the Company and Logan’s Roadhouse completed an exchange with other holders of approximately $104.3 million in aggregate principal amount of Notes pursuant to which such holders were issued approximately $109.7 million aggregate issue price of Logan’s Roadhouse’s Series 2015-2 Senior Secured Notes due 2017 (the “Series 2015-2 Notes” and together with the Series 2015-1 Notes, the “Series 2015 Notes”). Following these exchanges, only $143.9 million of Notes remains outstanding.

The Series 2015 Notes will mature on October 16, 2017, and each series was issued with original issue discount (“OID”). OID on the Series 2015-1 Notes will have an accretion rate of 10.75% per annum, compounded semi-annually. No cash interest will accrue on the Series 2015-1 Notes, and the accreted value of each Series 2015-1 Note will increase from the date of issuance until maturity. The Series 2015-2 Notes will have a cash interest rate of 4.00% per annum that will be payable semi-annually in arrears. OID on the Series 2015-2 Notes will have an accretion rate of 10.50% per annum, compounded semi-annually. In addition, pursuant to the terms of the Series 2015-2 Notes, Logan’s Roadhouse may elect to make optional cash interest payments at a rate of 14.50% per annum in lieu of both the 4.00% per annum cash interest rate and the 10.50% per annum accretion rate otherwise required under the Series 2015-2 Notes. Subject to the foregoing, the accreted value of each Series 2015-2 Note will increase from the date of issuance until maturity. With the exception of the maturity date, interest rate, accretion rate, cash toggle and payment terms described above for the Series 2015-1 Notes and the Series 2015-2 Notes, the terms are substantially the same as the Notes. The Series 2015 Notes are secured by substantially all of the tangible and intangible property and assets (subject to certain exceptions) of the Company, Logan’s Roadhouse and the subsidiary guarantors, on a second priority basis.

In connection with the note exchanges described above, Logan’s Roadhouse entered into a side letter with the holders of the Series 2015-2 Notes providing for certain limitations on the activities of Logan’s Roadhouse, including making dividend distributions and engaging in certain refinancings.

The Revolver and the indentures that govern the Notes and the Series 2015 Notes contain financial and operating covenants. The non-financial covenants include prohibitions on our ability to incur certain additional indebtedness or to pay dividends. Additionally, the indentures subject us to the reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, as a non-accelerated filer, even if we are not specifically required to comply with such sections otherwise. Failure to comply with these covenants constitutes a default and may lead to the acceleration of the principal amount and accrued and unpaid interest on the notes. Effective January 24, 2014, we executed an amendment to the Revolver which included: removing the previous consolidated leverage and consolidated interest coverage covenants; adding a consolidated first lien leverage covenant and amending the maximum capital expenditure limit in each of the remaining years. The terms of the amendment also included an increase in the applicable margin for borrowings; payment of a consent fee and a requirement to provide monthly unaudited preliminary financial statements to the lenders under the Revolver. Effective December 19, 2014, the Company executed an amendment to the Revolver which in addition to extending the maturity date to April 30, 2017, included the following: removal of the swingline subfacility; reduced the maximum capital expenditure limit in each of the remaining years of the extended facility; amended the required consolidated first lien leverage ratio to 0.50:1.00 for the extended term of the facility; amended requirements for all or a portion of net cash proceeds of certain asset sales to include prepayment of any then outstanding borrowings; required an amendment to the advisory agreement with Kelso to restrict payment of deferred advisory fees until after the final maturity date of the Revolver; and required payment of a 1.0% consent fee. Effective October 15, 2015, in connection with the note exchanges, the Company executed an amendment to the Revolver permitting the exchanges and amended, among other things, the required consolidated first lien leverage ratio to 1.00:1.00 until December 27, 2016 and 0.75:1.00 for the term of the facility. As of August 2, 2015, our first lien leverage ratio was 0.38 times Consolidated EBITDA, compared to our maximum allowable first lien leverage ratio of 0.50 times. As of August 2, 2015, we were in compliance with all material covenants and anticipate remaining in compliance with our amended covenants over the next twelve months.

Although we expect to remain in compliance with all material debt covenants, our ability to do so and to service our debt requirements is dependent, in part, upon improving our operating performance trends. We have experienced declines in customer traffic trends over the past three fiscal years including a 6.9% traffic decrease in fiscal year 2015. This steady decline in customer traffic has resulted in significantly lower cash flow generated from operations and net losses in each of the past three fiscal years. Additionally, our highly leveraged structure includes significant semi-annual interest payments which often require borrowing on our Revolver and use of our otherwise available cash. If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. If we later determine the adverse impact of these challenges does not allow us to remain in compliance with the financial covenants included in the Revolver, we would seek an amendment or waiver prior to failing to meet these covenants. If we are unable to secure an amendment or waiver and fail the financial covenants or fail to make scheduled payments of interest on, to pay principal of or to refinance our indebtedness, an event of default would result and the lenders could declare outstanding borrowings due and payable.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities:

	Fiscal year
(in thousands)	2015	2014	2013
Total cash (used in) provided by:
Operating activities	$(12,140)	$(626)	$14,665
Investing activities	10,126	(13,912)	(12,689)
Financing activities	19,175	—	—
Increase (decrease) in cash and cash equivalents	$17,161	$(14,538)	$1,976

Operating activities

Cash (used in) provided by operating activities in fiscal year 2015 and fiscal year 2014 includes cash flows generated from ongoing operations and is partially offset by $39.4 million and $38.9 million, respectively, of cash paid for interest. Additionally, the two periods were impacted by declining revenues and restaurant margins.

Cash provided by operating activities in fiscal year 2014 compared to fiscal year 2013 was impacted by declining revenues, restaurant margins and working capital changes.

We had negative working capital of $12.7 million as of August 2, 2015, $32.1 million as of August 3, 2014, and $21.3 million as of July 28, 2013. Like many other restaurant companies, we are able, and expect to generally operate with negative working capital. Restaurant operations do not require significant inventories and substantially all sales are for cash or paid by third-party credit cards.

Investing activities

Cash used in investing activities primarily represents capital expenditures for new restaurant growth and ongoing capital expenditures for restaurant maintenance. Gross capital expenditures were $12.3 million, $15.7 million and $29.3 million for fiscal year 2015, fiscal year 2014 and fiscal year 2013, respectively. During each year, gross capital expenditures were offset by sale and leaseback transactions ($22.5 million in fiscal year 2015, $1.8 million in fiscal year 2014 and $16.6 million in fiscal year 2013). Period-over-period variances in capital expenditures were due to the number and timing of new restaurants under construction, timing of payments for sale and leaseback transactions as well as existing restaurant maintenance and remodels.

Financing activities

Cash used in financing activities in each fiscal year 2015, fiscal year 2014 and fiscal year 2013 included draws on the Revolver of $45.1 million, $36.0 million and $12.6 million, respectively. As of August 2, 2015, the Company had borrowings of $19.2 million outstanding on the Revolver. Draws on the Revolver were fully repaid within each of the fiscal years 2014 and 2013.

Capital Expenditures

A significant component of our long-term growth strategy is new restaurant openings. In addition, we are planning to begin an accelerated remodel program of existing restaurants. The remodel program is anticipated to be extensive and will take precedent over new restaurant openings over the next 24 months. However, we will continue to evaluate our new restaurant opening plans to determine how many restaurants we will target for opening in each year and how many will be owned, land leases or land and building leases. Our capital expenditures for new restaurants will fluctuate by the number and structure of these openings. Additionally, we evaluate the maintenance needed to keep our restaurants and equipment in good operating condition, suitable for their purposes and adequate for our current needs. During fiscal year 2015, we invested $12.3 million in capital expenditures, including one new restaurant opening and maintenance capital expenditures for our restaurants, home office and information technology needs. During fiscal year 2014, we invested $15.7 million in capital expenditures, including one new restaurant opening and maintenance capital expenditures for our restaurant, home office and information technology needs. During fiscal year 2013, we invested $29.3 million in capital expenditures, including 13 new restaurant openings and maintenance capital expenditures for our restaurants, home office and information technology needs.

	Fiscal year
(in thousands)	2015	2014	2013
New restaurants	$2,117	$2,701	$22,237
Existing restaurants and home office (1)	10,209	12,962	7,063
Total capital expenditures	$12,326	$15,663	$29,300

(1)	Our existing restaurants and home office capital expenditures for fiscal year 2014 includes $3.7 million in restroom remodel and other initiative enhancements.

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

Contractual Obligations

A summary of our contractual obligations and commercial commitments at August 2, 2015, is as follows:

	Payments due by period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations (1)	$374,175	$—	$374,175	$—	$—
Interest (2)	87,479	40,294	47,185	—	—
Operating leases (3)	769,053	44,754	90,517	91,470	542,312
Purchase obligations (4)	—	—	—	—	—
Total	$1,230,707	$85,048	$511,877	$91,470	$542,312

(1)
Our long-term debt obligations include $355.0 million of Notes and our $30.0 million Revolver. As of August 2, 2015, we had $19.2 million in borrowings drawn on the Revolver and $4.8 million of outstanding letters of credit.

(2)
Represents estimated interest payments on the Notes and costs relating to letters of credit and commitment fees under the Revolver. These amounts will be substantially reduced through maturity due to the note exchange that occurred on October 15, 2015.

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

During our annual testing completed in the fourth quarter of fiscal year 2015, based on updated projections and continued decreases in revenue and EBITDA, we determined that the carrying value of the reporting unit was in excess of its fair value and thus step two of the goodwill impairment test was completed. Based on the second step of the analysis, we recorded a non-cash goodwill impairment charge of $69.4 million. Factors culminating in the impairment included changes in projected performance due to lower revenue estimates based on traffic trends and the continued negative impact of commodity inflation. As noted above, assessing the fair value of goodwill includes making assumptions for estimating future cash flows and appropriate industry market multiples for both EBITDA and revenue.  These assumptions are subject to a high degree of complexity and judgment.  We make every effort to estimate future cash flows as accurately as possible with the information available at the time the forecast is developed.  However, changes in the assumptions and estimates used may affect the estimated fair value of the reporting unit and could result in additional impairment charges in the future.  We believe the key assumptions included in the step one analysis to be the long-term revenue growth rate and the weighted average cost of capital.  We used a long-term revenue growth rate inclusive of existing restaurant growth and new restaurant openings which averaged approximately 3% (excluding the perpetuity assumption) and the weighted average cost of capital used was approximately 15%.  If we were to assume the following 100 basis point movements for these key assumptions in our fiscal year 2015 step one analysis holding all other factors constant, the incremental goodwill impairment would have been:

100 basis point decrease in long-term revenue growth rate                             $16.9 million
100 basis point increase in the weighted average cost of capital                     $32.8 million

In the annual impairment test of the indefinite-lived tradename intangible asset, we primarily use the relief from royalty method under the income approach method of valuation. Significant assumptions include growth assumptions, future trends in sales, a royalty rate and appropriate discount rate.  The testing completed during the fourth quarter of fiscal year 2015 used a discount rate of 16% which resulted in a non-cash impairment charge of $34.6 million. If we were to assume the following 100 basis point movements for the key assumptions in our fiscal year 2015 step one analysis holding all other factors constant, the incremental indefinite-lived tradename impairment would have been:

100 basis point decrease in long-term revenue growth rate                             $0.5 million
100 basis point increase in the weighted average cost of capital                     $2.7 million

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

The Company performs long-lived asset impairment analyses throughout the year. During fiscal year 2015, the Company determined that eleven restaurants had carrying amounts in excess of their fair values and also wrote-off additional asset expenditures with respect to restaurants that had been impaired in previous years, for total store impairment charges of $3.9 million. In addition, the Company closed five underperforming locations during fiscal year 2015 and incurred store closing charges for fiscal year 2015 of $6.7 million.

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

Leases

We lease a substantial number of our restaurant properties.  We have ground leases, ground plus building leases and office space leases that are recorded as operating leases, most of which contain rent escalation clauses and rent holiday periods.  In accordance with applicable accounting guidance, rent expense under our operating leases is recognized on a straight-line basis over related lease life including probable renewal periods. The difference in the straight-line expense in any year and amounts payable under the leases during that year is recorded as deferred rent liability. We use a lease life that begins on the date that we become legally obligated under the lease and extends through renewal periods that can be exercised at our option, when it is probable at the inception of the lease that we will exercise those options.

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

Share-based compensation

Stock options are granted with an exercise price equal to or greater than the fair market value of the underlying stock on the date of grant. Because there is no public market for LRI Holdings or RHI shares, fair market value is set based on the good-faith determination of the board of directors. The grant date fair values of options granted have been determined utilizing the Black-Scholes option pricing model for time-based and performance-based options and a Monte Carlo simulation for time-based options with performance requirements.  We recognize expense on time-based options but not performance-based options, because their exercise is contingent upon a change in control which is not considered probable.  Stock option compensation expense has been calculated following applicable accounting guidance.

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

We  We account for income taxes pursuant to applicable accounting guidance which requires recognition of deferred tax assets and liabilities for the expected future income tax consequences of transactions that have been included in our financial statements. Under this method, deferred tax assets and liabilities are determined based on the tax affected differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by valuation allowances, which represent the estimated amount of deferred tax assets that may not be realized based upon estimated future taxable income. Based on our level of historical taxable income and projections of future taxable income over the periods that the deferred tax assets are expected to be realized, the Company recorded a valuation allowance of $49.5 million as of August 2, 2015. Realization of the tax benefit of such deferred income tax assets may remain uncertain for the foreseeable future, even if we generate taxable income, since certain deferred income tax assets are subject to various limitations and may only be used to offset income in certain jurisdictions. Future taxable income, reversals of temporary differences, available carry back periods and changes in tax laws could affect the estimates used in the income tax provision.

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

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2013-11, Income Taxes (Topic 740), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The objective of this update is to eliminate the diversity in practice in the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. Under this guidance, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except in certain circumstances. This update does not require any new recurring disclosures and is effective for annual periods and interim periods within those periods beginning after December 15, 2013. Adoption of these provisions in the first quarter of fiscal year 2015 had no impact on our consolidated financial statements.

In April 2014, the FASB issued Accounting Standards Update ("ASU") 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The guidance changes the criteria for disposals to qualify as discontinued operations and requires new disclosures about disposals of both discontinued operations and certain other disposals that do not meet the new definition. This update is effective for fiscal years beginning on or after December 15, 2014 and interim periods within those years on a prospective basis. The Company is currently evaluating the impact of adopting this accounting guidance, but it is not expected to have a significant impact on the Company’s consolidated financial statements upon adoption in the first quarter of fiscal year 2016.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), an amendment to the FASB Accounting Standards Codification. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14 delaying the effective date for adoption. This update is now effective for annual and interim periods beginning after December 15, 2017, which will require us to adopt these provisions in the first quarter of fiscal year 2018. Early adoption is permitted. This update permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the impact the guidance will have on our consolidated financial statements.

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

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (Topic 330). This update requires inventory within the scope of the standard to be measured at the lower of cost and net realizable value. Previous guidance required inventory to be measured at the lower of cost or market (where market was defined as replacement cost, with a ceiling of net realizable value and floor of net realizable value less a normal profit margin). This update is effective for annual and interim periods beginning after December 15, 2016, which will require us to adopt these provisions in the first quarter of fiscal year 2017. Early adoption is permitted. The Company is currently evaluating the impact the guidance will have on our consolidated financial statements.

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

Four food categories (beef, produce, seafood and chicken) account for the largest share of our cost of goods sold (at 37%, 10%, 8% and 7%, respectively in fiscal year 2015). Other categories affected by commodity price fluctuations, such as pork, cheese and dairy, may each account for 4-5%, individually, of our food purchases. With respect to our commodity outlook for the Transition Period, we have fixed price contracts on approximately 50% of our commodity needs. We expect commodity inflation to be approximately 5-6% during the Transition Period and we are anticipating directionally favorable commodity costs for fiscal year 2016 with lower volatility in beef prices. We will continue to monitor the commodity markets and may enter into additional fixed price contracts depending on market conditions.

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

Interest rate risk

We are subject to interest rate risk in connection with borrowings under the Revolver, which bears interest at variable rates. As of August 2, 2015, we had outstanding borrowings of $19.2 million on our Revolver which will be exposed to interest rate fluctuations on the balance outstanding until repayment. Based on the current outstanding borrowings under this facility, a hypothetical one percentage point increase in the interest rate would result in an increase in our annual interest expense of approximately $0.2 million. There is no interest rate risk associated with our Senior Secured Notes, as the interest rate is fixed at 10.75% per annum. Certain portions of the Senior Secured Notes interest expense will be reduced due to the note exchange that occurred on October 15, 2015.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s consolidated financial statements, together with the related notes and the report of independent registered accounting firm, are set forth in Item 15 of this Report.

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A—CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, have evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of August 2, 2015.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of August 2, 2015 based on the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

The Company did not maintain effective controls around its evaluation of long-lived asset impairment to ensure such transactions are recorded in accordance with U.S. GAAP. This material weakness impacted the accounting for goodwill. Due to recent changes in the accounting management team, the review procedures and controls we have implemented did not operate at a precise enough level to identify errors in our annual goodwill impairment test.

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

Remediation of Previously Reported Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  In connection with the identification of material weakness in the design of our controls of non-routine accounting processes relating to our annual evaluation of the recoverability of goodwill in fiscal year 2014, we implemented more robust controls, including increasing the participation by our senior management in our evaluation of the recoverability of goodwill.  Management re-evaluated the effectiveness of the remediation of our previously reported material weakness, and based on the measures taken and implemented, management has tested the newly implemented control activities and found them to be effective and concluded that the material weakness has been remediated as of August  2, 2015.

Changes in Internal Control

Except for the changes in internal controls described above, there were no changes to our internal controls over financial reporting during the our most recently ended fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B—OTHER INFORMATION

On June 12, 2015, the Board of Directors (the “Board”) of RHI approved a one-time stock option exchange program (the “Stock Option Exchange Program”). Under the Stock Option Exchange Program, all current employees and directors of the Company were offered the opportunity to exchange their outstanding time-based options ("Service Options") and performance-based options ("Performance Options" and, together with the Service Options, the “Eligible Options”) to purchase shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), granted under the Roadhouse Holding Inc. Amended and Restated Stock Incentive Plan, as amended from time to time (the “Plan”), for a lesser number of new options under the Plan.

Samuel N. Borgese, the Company’s Chief Executive Officer, did not participate in the Stock Option Exchange Program because the terms of his options to purchase Common Stock were already substantially consistent with the terms of the options granted under the Stock Option Exchange Program. In connection with the Stock Option Exchange Program, the Plan was amended to provide that 1,000,000 shares of Common Stock may be the subject of awards granted under the Plan. On July 27, 2015, all outstanding Eligible Options, including 24,618 Service Options and 49,262 Performance Options, were exchanged for a total of 22,238 performance-based options under the Stock Option Exchange Program. In addition to options granted under the Stock Option Exchange Program, on July 27, 2015 the Board granted 224,401 new performance-based options under the Plan and performance-based cash bonus awards of up to $12.5 million to certain employees. The cash bonus awards are linked to the Company's performance upon a change in control. The forms of the Tranche A and Tranche B Option Agreements that were signed by our former Vice President of Operations, Jeremy T. Reed, and our Vice President of Financial Planning and Analysis, David Cavallin, and the Amendment No. 2 to the Roadhouse Holding Inc. Amended and Restated Stock Incentive Plan are attached as exhibits to this Annual Report on Form 10-K.

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding our directors and executive officers as of November 2, 2015:

Name	Age	Title(s)
Samuel N. Borgese	67	President & Chief Executive Officer
Edmund J. Schwartz	66	Interim Chief Financial Officer
Michelle L. Zavolta	39	Chief People Officer
Len A. Van Popering	43	Chief Marketing Officer
John C. Laporte	55	Chief Information Officer
Mariahilda Rivera	43	Senior Vice President of Operations
David Cavallin	48	Vice President of Finance
Philip E. Berney	51	Director
Stephen C. Dutton	33	Director
J. David Karam	57	Director
Michael P. O’Donnell	59	Director
Stanley de J. Osborne	45	Director

Executive Officers

Samuel N. Borgese has served as the President and Chief Executive Officer of Logan’s Roadhouse, Inc. since October 2014. Prior to Logan’s Roadhouse, he served as the Chief Executive Officer of Max Brenner International. Mr. Borgese was appointed Executive Chairman of El Pollo Loco in 2011 and continues to serve on their Board of Directors. He also currently serves as Lead Director for Sushiro USA. From 2008 to 2011, he was President and Chief Executive Officer of CB Holding Corp., the parent of Charlie Brown’s Steakhouse and other chains. From 2003 to 2008, Mr. Borgese was employed by Catalina Restaurant Group, first as Chief Development Officer and later as President and Chief Executive Officer. Before that, he was Chief Executive Officer of the leading asset management enterprise software company. Mr. Borgese holds a certificate of Director Education from the National Association of Corporate Directors and has more than 30 years of senior executive and other leadership positions with public and private companies in the restaurant, retail and hospitality sectors. Mr. Borgese attended Temple University where he studied architectural design and engineering

Edmund J. Schwartz joined Logan’s Roadhouse as the Interim Chief Financial Officer in August 2015. From February 2013 to October 2013, Mr. Schwartz served as Chief Administrative Officer of Pet Supplies Plus, Inc., a privately held pet supply retailing corporation. From March 2012 to February 2013, Mr. Schwartz served as Interim Chief Financial Officer of Summer Infant, Inc., which designs, markets, and distributes branded juvenile health, safety, and wellness products. From January 2008 to March 2012, Mr. Schwartz served as Chief Financial Officer of CB Holding Corp., a restaurant holding company that owned and operated regional concept brands primarily in New England and in the New York metropolitan area. From 2004 to 2007, Mr. Schwartz served as the Chief Financial Officer of Lund International, Inc., a manufacturer of automotive accessories. Prior to that, Mr. Schwartz has served as Chief Financial Officer of various companies since 1990. Mr. Schwartz received his Bachelor of Business Administration from the University of Hartford and his Master of Business Administration from the University of New Haven.

Michelle L. Zavolta joined Logan’s Roadhouse in January 2015 as Chief People Officer. As CPO, Ms. Zavolta is responsible for implementing human resources strategies that support the Company’s strategic plan with a strong focus on driving culture change and becoming a true employer of choice. Prior to joining Logan’s, she spent four years as Vice President of Human Resources and Training at Ted’s Montana Grill. Before that Ms. Zavolta served as Vice President at CB Holding Corp., the parent of Charlie Brown’s Steakhouse and other chains. In addition, Ms. Zavolta served as the Director of Employment for RARE Hospitality, the operator of Longhorn Steakhouses and Capitol Grille restaurants and as a Recruiting and Retention Supervisor for Atlanta-based Hooters of America restaurants. A native of Wheeling, WV, Ms. Zavolta is a summa cum laude graduate of Marshall University, with a major in communication studies and a minor in marketing, as well as an active member of the Society of Human Resource Management and Women’s Foodservice Forum.

Len A. Van Popering joined Logan’s Roadhouse in March 2015 as Chief Marketing Officer. As CMO, Len is responsible for all brand and sales-building functions, including brand strategy, promotions/advertising, culinary & product innovation, pricing, consumer insights, media, guest engagement, and digital marketing. Mr. Van Popering most recently served as principal for Applause Innovation Group, LLC - an innovation consultancy specializing in the restaurant sector, and prior to that served as Senior Vice President of Marketing and Product Innovation for Arby’s Restaurant Group in Atlanta, GA. His civic commitments include seats on the Children’s Healthcare of Atlanta Community Board, the Marketing Advisory Board for Zoo Atlanta and the Advisory Board for Growing Leaders, Inc.

John C. Laporte joined Logan’s Roadhouse in July of 2015 as our Chief Information Officer and is responsible for leading the company’s technology strategy and managing overall IT operations and customer service. A restaurant industry IT veteran of more than 30 years, Laporte began his career at CKE (Carls’s Jr), Del Taco, in 1982 where he was responsible for payment systems, POS and customer service improvements. From 2001 to 2007 he served as VP, Information Technology at Catalina Restaurant Group (Denny’s), where he led the company’s separation from Denny’s and created an entire IT infrastructure from the ground up. Laporte also worked at “Grill on the Alley” and “Daily Grill,” where he built a scalable infrastructure which prepared them for aggressive growth. Most recently Laporte served as VP, Information Technology at El Pollo Loco, where he oversaw the IT team as the company prepared for system wide remodels and embarked on aggressive growth. Mr. Laporte believes that creating key, mutually beneficial relationships with strategic vendor partners is the best way to stay on top of technology curves, deliver great service and save money through labor and logistical efficiencies.

Mariahilda Riveria joined Logan’s Roadhouse in May of 2015 as our Sr. Vice President of Operations. Prior to joining Logan’s, she served as the Vice President of Operations at Carlson Restaurants / TGI Fridays USA from 2012 to 2014. Ms. Rivera worked for Darden Restaurants from 2007 to 2012, first as Director of Operations and Sr. Director of Operations from 2007 to 2010 and then as Regional Vice President and Managing Director of Operations from 2010 to 2012. Ms. Rivera’s additional work history includes Caesars Entertainment Corporation, Hilton Worldwide and The Walt Disney World Resort, where she received the prestigious Walt Disney World “Partners in Excellence” Award, the highest honor bestowed to a team member within the Walt Disney Organization. With over 18 years of progressive industry experience, Ms. Rivera is a dedicated and passionate leader with a strong track record of translating excellent guest and team member experiences into strong financial results, as well as growing market share and increasing shareholder value.

David Cavallin is Vice President of Financial Planning and Analysis, responsible for the operations analysis functions for Logan’s Roadhouse. Mr. Cavallin joined Logan’s Roadhouse in June 2004 and has over 20 years of restaurant finance experience. Prior to joining Logan’s Roadhouse, Mr. Cavallin held various finance positions at Darden Restaurants from 1992 to 2004, most recently as Director of Planning and Analysis. Prior to his restaurant experience, Mr. Cavallin was a Chartered Accountant and worked with Ernst & Young in their audit practice. Mr. Cavallin holds a Bachelor of Commerce degree and Graduate Diploma in Public Accountancy.

Our executive officers are appointed by our board of directors and serve until their successors have been duly elected and qualified or their earlier resignation or removal. There are no family relationships among any of our directors or executive officers.

Board of Directors

Our board of directors is comprised of five members, including the individuals named below.

Philip E. Berney has served as a member of the board of directors since the consummation of the Transactions and is a President and Managing Director of Kelso & Company, L.P. Prior to joining Kelso in 1999, he was a Senior Managing Director and Head of the High Yield Capital Markets group at Bear, Stearns & Co. Inc. Previously, he worked in High Yield Finance at The First Boston Corporation. Mr. Berney received a B.S. in Business Administration from the University of North Carolina at Chapel Hill, where he was a Morehead Scholar. He is a director of Eacom Timber Corporation, Tervita Corporation and Power Team Services, LLC. Mr. Berney was a director of Wilton Re Holdings Limited and Cronos LTD. Mr. Berney brings to our board of directors extensive experience in corporate strategy and business development and his knowledge gained from service on the boards of various public and private companies.

Stephen C. Dutton has served as a member of the board of directors since the consummation of the Transactions and is a Vice President at Kelso & Company, L.P. Prior to joining Kelso in 2006, he worked in the investment banking division of Bear, Stearns & Co. Inc. Mr. Dutton received a B.S. in Commerce with distinction from the McIntire School of Commerce at the University of Virginia. Mr. Dutton is a director of American Beacon Advisors, Inc. Mr. Dutton’s qualifications to serve on our board of directors include his extensive experience in finance and management.

J. David Karam has served as a member of our board of directors since September 2012. Mr. Karam is the Chief Executive Officer of Sbarro, a leading Italian quick service restaurant company. He joined Sbarro when he was appointed Chairman of the Board in January of 2012 and assumed the additional duties of CEO in March of 2013. Mr. Karam also owns Cedar Enterprises, a Wendy’s® franchisee with 191 Wendy’s restaurants in five states and Canada. He was most recently the President of Wendy’s International from 2008 to 2011. Prior to joining Wendy’s in 2008, Mr. Karam was president of Cedar Enterprises. He joined Cedar Enterprises in 1986 as Vice President of Finance before being promoted to President in 1989. He previously served as senior auditor for Touche & Ross from 1982 to 1986. Mr. Karam has a bachelor’s degree in accounting from The Ohio State University and is a graduate of the Owner President Management program at the Harvard University Graduate School of Business Administration. He is a member of the American Institute of Certified Public Accountants and the Ohio Society of Certified Public Accountants

Michael P. O’Donnell has served as a member of our board of directors since June 2007. Mr. O’Donnell is currently President and CEO of Ruth’s Hospitality Group, a publicly traded restaurant group where he is responsible for the overall strategic and operational direction of the company. In addition to the board of Ruth’s Hospitality Group, Inc., Mr. O’Donnell is also a Director of Hickory Tavern and serves as a member of the Board of Trustees of Rollins College. Mr. O’Donnell has previously served as the Chief Executive Officer, President and Chairman of the Board of Champps Entertainment, Inc. from March 2005 to November 2007 and as Chief Executive Officer and Director of Sbarro, Inc. from September 2003 to March 2005 and was a director for Cosi, Inc. from September 2012 to March 2015. Prior to that, Mr. O’Donnell held the position of President and Chief Executive Officer of New Business at Outback Steakhouse, Inc. As a result of these and other professional experiences, Mr. O’Donnell brings to the board the knowledge, qualifications and leadership skills that come from 30 years of experience in the restaurant industry, including significant experience at the senior executive and board level in both the bar & grill and steakhouse segments. Mr. O’Donnell received his B.A. in English from Rollins College.

Stanley de J. Osborne has served as a member of the board of directors since the consummation of the Transactions and is a Managing Director at Kelso & Company, L.P. Prior to joining Kelso in 1998, Mr. Osborne was an Associate at Summit Partners. Previously, Mr. Osborne was an Associate in the Private Equity Group and Analyst in the Financial Institutions Group at J. P. Morgan 7 Co. He received a B.A. in Government from Dartmouth College. Mr. Osborne is a director of 4Refuel Canada LP, Hunt Marcellus, LLC, Power Team Services, LLC, Tallgrass Energy Partners, LP, Tallgrass Energy GP LP and T-II Holdings LLC. Mr. Osborne was a director of CVR Energy, Inc. and Global Geophysical Services, Inc. Mr. Osborne’s qualifications to serve on our board of directors include his extensive experience in corporate finance, business strategy and corporate development and his knowledge gained from service on the boards of various public and private companies.
.

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

Compensation Committee Interlocks and Insider Participation

Samuel N. Borgese is a member of LRI Holdings' compensation committee and serves as our President and Chief Executive Officer. No other current member of LRI Holdings’ compensation committee was an officer or employee during the last fiscal year, a former officer of LRI Holdings or Logan’s Roadhouse, Inc. or had any relationship requiring disclosure under Item 404 of Regulation S-K.

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

Section 16(a) Beneficial Ownership Reporting Compliance

As the Company does not have a class of equity securities registered pursuant to Section 12 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), none of its directors, officers or stockholders were subject to reporting requirements of Section 16(a) of the Exchange Act during the fiscal year ended August 2, 2015.

ITEM 11—EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information with respect to compensation for fiscal years 2015 and 2014 earned by, awarded to or paid to our named executive officers.

	Year	Salary ($)	Bonus ($)(1)	Option awards ($)(2)	Non-equity incentive plan compensation ($)(3)	All other compensation ($)(4)	Total ($)

Samuel N. Borgese	2015	541,062	325,000	1,866,000	—	—	2,732,062
President and Chief Executive Officer

Michael D. Andres (5)	2015	75,000	—	—	—	—	75,000
Former President and Chief Executive Officer	2014	662,500	—	—	—	—	662,500

Gerard C. Lewis (6)	2015	31,154	—	—	—	103,272	134,426
Former Interim Chief Executive Officer

David Cavallin	2015	208,456	—	2,450	—	544	211,450
Vice President of Financial Planning & Analysis

Jeremy T. Reed (7)	2015	185,000	5,500	2,367	—	641	193,508
Former Vice President of Operations

Amy L. Bertauski (8)	2015	214,844	—	—	—	159,691	374,535
Former Chief Financial Officer, Treasurer and Secretary	2014	368,146	—	—	—	4,638	372,784

Lynne D. Wildman (9)	2015	61,605	—	—	—	168,184	229,789
Former Vice President of Supply Chain Management

(1)	Represents discretionary bonuses for the following: Mr. Borgese's fiscal year 2015 annual target bonus and Mr. Reed's performance bonus.

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

(3)	Represents amounts earned for each fiscal year under our annual cash incentive program. No amounts were earned under the program in fiscal years 2015 and 2014.

(4)	Represents the following for fiscal year 2015:

	Savings plan	Consulting fees	Severance
Name	($)	($)	($)
Samuel N. Borgese	—	—	—

Michael D. Andres	—	—	—

Gerard C. Lewis	—	103,272	—

David Cavallin	544	—	—

Jeremy T. Reed	641	—	—

Amy L. Bertauski	2,292	—	157,399

Lynne D. Wildman	482	—	167,702

(5) Mr. Andres departed the Company effective September 12, 2014.
(6) Mr. Lewis had a consulting agreement with the Company as well as serving as the Interim President and Chief Executive Officer from August 22, 2014 to October 7, 2014.
(7) Mr. Reed departed the Company effective October 14, 2015.
(8) Ms. Bertauski departed the Company effective February 27, 2015.
(9) Ms. Wildman departed the Company effective November 3, 2014.

Narrative Disclosure to Summary Compensation Table

Effective October 4, 2014, Samuel N. Borgese was appointed to serve as our President, Chief Executive Officer and elected as a director. On October 4, 2014, we entered into an employment agreement with Mr. Borgese. Under the terms of the employment agreement, Mr. Borgese will be paid an annual base salary of $650,000, and will have a target incentive bonus of 100% of his base salary. For fiscal year 2015, Mr. Borgese will receive a minimum annual bonus of $325,000 under the terms of his employment agreement. In addition, in the event shares of Roadhouse Holding common stock held by affiliates of Kelso & Company, L.P. are sold for a price in excess of a threshold amount, Mr. Borgese may be entitled to receive an additional cash bonus based on his then current employment status and length of employment.

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

Effective September 12, 2014, Michael Andres resigned as President, Chief Executive Officer and Chairman of the Board of Directors. Mr. Andres' employment agreement terminated upon his resignation from the Company and as a result of his termination, he is not entitled to any bonus for fiscal year 2014. In conjunction with Mr. Andres' resignation, we appointed Gerard Lewis as Interim President and Chief Executive Officer effective from August 22, 2014 until Mr. Borgese's appointment on October

4, 2014. On September 26, 2014, Mr. Lewis entered into a mutual service agreement letter (the "Mutual Service Agreement") with the Company.

Under the terms of the Mutual Service Agreement, effective September 8, 2014, Mr. Lewis served in the roles of Interim President and Chief Executive Officer on an exclusive, full-time basis until the appointment of a permanent President and Chief Executive Officer. Mr. Lewis was paid an annual base salary of $650,000, and was eligible to receive a bonus of $650,000 for the 2015 fiscal year based on the achievement of performance targets and payable at the end of the fiscal year, both prorated to reflect the number of days of service as Interim President and Chief Executive Officer.

Mr. Lewis has provided restaurant operations and culinary consulting services to the Company since January 2014. In connection with these consulting services, Logan's entered into a consulting agreement with G&S Food Group, a limited liability company controlled by Mr. Lewis, dated January 29, 2014 (the "Consulting Agreement"). The cash compensation payable to Mr. Lewis pursuant to the Mutual Service Agreement was reduced by any cash compensation earned by Mr. Lewis or his affiliates under the Consulting Agreement during the same period.

Outstanding Equity Awards at Fiscal Year End 2015

The following table sets forth the number of stock options held by the named executive officers on August 2, 2015.  No other stock awards have been granted to the named executive officers.

	Number of securities underlying unexercised options (#) (1)		Number of securities underlying unexercised	Option	Option
Name	Exercisable	Unexercisable	unearned options (#) (2)	exercise price($/Sh)	expiration date
Samuel N. Borgese			120,000	50.00	10/4/2024
			240,000	100.00	10/4/2024
David Cavallin			1,725	50.00	7/27/2025
			3,450	100.00	7/27/2025
Jeremy T. Reed			1,667	50.00	7/27/2025
			3,334	100.00	7/27/2025
Amy L. Bertauski (3)	13,033	—	—	100.00	3/1/2021

(1)	These options represent time-based options granted under the Roadhouse Holding Inc. Stock Incentive Plan (the "2011 Plan"). Such options vest ratably over a four or five year period.

(2)
These options are performance-based options granted under the 2011 Plan, as amended, and do not become exercisable unless and until the Kelso Affiliates, in connection with certain change of control transactions receive set return thresholds. See Note 17 of our consolidated financial statements included in Item 15 of this Report for additional information

(3)	Ms. Bertauskis vested options will be forfeited on February 5, 2016, subject to the terms of a separation and release agreement.

Director Compensation

Members of our board of directors who are also our employees or who are affiliated with Kelso do not receive cash or equity compensation for service on our board of directors. J. David Karam and Michael P. O’Donnell, who as of August 2, 2015 were our only non-employee directors not affiliated with Kelso, received the following compensation for the fiscal year ended August 2, 2015.

	Fees earned or paid in cash (1)	Option awards	All other compensation	Total
Name	($)	($)	($)	($)
J. David Karam	25,000	—	—	25,000
Michael P. O'Donnell	25,000	—	—	25,000

(1)
Includes the fee paid for service on the board of directors during 2015. Board members are also reimbursed for out-of-pocket expenses incurred in connection with their board service. Such reimbursements are not included in this table. There are no other fees earned for service on the board of directors.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

Roadhouse Holding owns, through Roadhouse Intermediate Inc., Roadhouse Midco Inc. and Parent, 100% of our common stock. The Kelso Affiliates and the Management Investors own all of the common stock of Roadhouse Holding.

The following table sets forth information as of November 2, 2015 with respect to the ownership of the common stock of Roadhouse Holding by:

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

Name of beneficial owner	Number of shares of common stock beneficially owned as of October 20, 2015	Percent of class (6)
Kelso Investment Associates VIII, L.P.(1)(2)	2,231,000	98.31
KEP VI, LLC(1)(2)	2,231,000	98.31
Frank T. Nickell(1)(2)	2,231,000	98.31
Thomas R. Wall, IV(1)(2)	2,231,000	98.31
George E. Matelich(1)(2)	2,231,000	98.31
Michael B. Goldberg(1)(2)	2,231,000	98.31
David I. Wahrhaftig(1)(2)	2,231,000	98.31
Frank K. Bynum, Jr.(1)(2)	2,231,000	98.31
Philip E. Berney(1)(2)(3)	2,231,000	98.31
Frank J. Loverro(1)(2)	2,231,000	98.31
James J. Connors, II(1)(2)	2,231,000	98.31
Church M. Moore(1)(2)	2,231,000	98.31
Stanley de J. Osborne(1)(2)(3)	2,231,000	98.31
Christopher L. Collins(1)(2)	2,231,000	98.31
Lynn Alexander(1)(2)	2,231,000	98.31
Howard A. Martin(1)(2)	2,231,000	98.31
John K. Kim(1)(2)	2,231,000	98.31
Henry Mannix III(1)(2)	2,231,000	98.31
Stephen C. Dutton(2)(3)	—	—
J. David Karam(3)(5)	—	—
Michael P. O’Donnell(3)(5)	—	—
Samuel N. Borgese(3)(4)(5)	17,350	*
Michael D. Andres(4)(5)	—	—
Gerard C. Lewis(4)(5)	—	*
David Cavallin(4)(5)	3,000	*
Jeremy T. Reed(4)(5)	—	—
Amy L. Bertauski(4)(5)	10,000	*
Lynne D. Wildman(4)(5)	5,000	*
All executive officers and directors, as a group (14 persons)(1)	2,266,929	99.89
* Less than one percent

(1)
Kelso Investment Associates VIII, L.P. (“KIA VIII”) owns 1,922,505 shares of common stock and is controlled by its general partner, Kelso GP VIII, L.P. Kelso GP VIII, L.P. is in turn controlled by its general partner, Kelso GP VIII, LLC. KEP VI, LLC (“KEP VI” and, together with KIA VIII, the “Kelso Funds”) owns 308,495 shares of common stock. Both Kelso GP VIII, LLC and KEP VI are managed and controlled by the following thirteen managing members: Frank T. Nickell, Thomas R. Wall, IV, George E. Matelich, Michael B. Goldberg, David I. Wahrhaftig, Frank K. Bynum, Jr., Philip E. Berney, Frank J. Loverro, James J. Connors, II, Church M. Moore, Stanley de J. Osborne, Christopher L. Collins, Lynn Alexander, Howard A. Martin, John K. Kim and Henry Mannix III (the “Kelso Individuals”). The Kelso Funds, due to their common control by the Kelso Individuals, could be deemed to beneficially own each of the other’s shares of common stock but each disclaims such beneficial ownership. The Kelso Individuals may be deemed to share beneficial ownership of shares of common stock owned of record or beneficially by the Kelso Funds by virtue of their status as managing members of each of the Kelso Funds. Each of the Kelso Individuals share investment and voting power with respect to the shares of common stock owned by KIA VIII and KEP VI but disclaims beneficial ownership of such shares.

(2)	The business address for these persons is c/o Kelso & Company, L.P., 320 Park Avenue, 24th Floor, New York, New York 10022.

(3)	Members of our board of directors.

(4)	Named executive officers.

(5)	The business address for these persons is c/o LRI Holdings, Inc., 3011 Armory Drive, Suite 300, Nashville, Tennessee 37204.

(6)	This percentage is based on the number of outstanding shares of common stock as of November 2, 2015 (2,266,929 shares).

Equity Compensation Plan Information

The following table sets forth information concerning the shares of common stock that may be issued upon exercise of options under the 2011 Plan as of August 2, 2015:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	619,672	$81.86	380,328
Equity compensation plans not approved by security holders	—	—	—
Total	619,672	$81.86	380,328

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Stockholders’ Agreement

The Kelso Affiliates, Management Investors and additional management investors own all of the outstanding capital stock of our ultimate parent company, Roadhouse Holding. Roadhouse Holding entered into a stockholders’ agreement, dated October 4, 2010, between the Kelso Affiliates and the Management Investors (the “Stockholders Agreement”) that contains, among other things, provisions relating to Roadhouse Holding’s governance, transfer restrictions, call rights, tag-along rights and drag-along rights. The Stockholders Agreement provides that the Kelso Affiliates are entitled to elect (or cause to be elected) all of Roadhouse Holding’s directors. The Stockholders Agreement also provides that our Chief Executive Officer will be a member of the board of directors of Roadhouse Holding. During fiscal year 2015, members of the executive committee were allowed to purchase outstanding capital stock of Roadhouse Holding (the "Additional Management Investors") pursuant to entering into the Stockholders Agreement.

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

Management Subscription Agreements

Simultaneously with the consummation of the Transactions, certain executive officers entered into management subscription agreements with Roadhouse Holding. The purchase price per share was equal to the purchase price per share paid by the Kelso Affiliates in connection with the Transactions. During fiscal year 2015, certain executive officers entered into management subscription agreements with Roadhouse Holding. The purchase price per share was equal to the fair market value of the shares at the time of purchase. See Item 12—Security Ownership of Certain Beneficial Owners and Management.

Advisory Agreement

In connection with the Transactions, Logan’s Roadhouse, Inc. entered into an advisory agreement with Kelso pursuant to which:

•	we paid to Kelso a one-time advisory fee of $7.0 million and reimbursed Kelso for Kelso’s out-of-pocket costs and expenses incurred in connection with the Transactions;

•
Kelso provides us with ongoing financial advisory and management consulting services in return for annual fees in an aggregate amount of $1.0 million to be paid in quarterly installments (we amended the Advisory Agreement during the first quarter of fiscal year 2014, to defer payments of the advisory fee beginning with the quarterly payment due on October 1, 2013 and during the second quarter of fiscal year 2015 we executed an amendment to the Revolver which required an amendment to restrict payment of the deferred advisory fees until after the final maturity date of the Revolver), in addition to reimbursement for Kelso’s out of pocket costs and expenses;

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

Note Exchanges

On October 15, 2015, the Company and Logan’s Roadhouse entered into an exchange agreement with the Kelso Affiliates, as holders of approximately $106.8 million in aggregate principal amount of the Notes, pursuant to which the Kelso Affiliates were issued approximately $112.6 million aggregate issue price of Logan’s Roadhouse’s Series 2015-1 Senior Secured Zero Coupon Notes due 2017 in exchange for the Notes held by the Kelso Affiliates. In addition, Logan’s Roadhouse issued to the Kelso Affiliates approximately $6.4 million issue price of additional Series 2015-1 Notes in exchange for the remaining approximately $6.1 million in principal amount of Notes beneficially owned by the Kelso Affiliates, plus accrued and unpaid interest. For more information, see Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

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

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accountants

Deloitte & Touche, LLP (“Deloitte”) served as our independent registered public accounting firm for the fiscal years ended August 3, 2014 through the second quarter of 2015. Grant Thornton, LLP ("Grant Thornton") served as our registered independent public accounting firm for the third and fourth quarters of fiscal year 2015. The following table sets forth (in thousands) fees billed or estimated to be billed to us by Deloitte and Grant Thornton for fiscal year 2015 and fiscal year 2014:

	Fiscal year 2015	Fiscal year 2014
Audit fees	$415	$810
Tax fees	13	25
All other fees	2	2
Total	$430	$837

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

Audit Committee Pre-Approval Policy

Pursuant to our Audit Committee Charter, all permissible services to be performed by our registered public accounting firm must be pre-approved by the Audit Committee.

PART IV
ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

		Page
(a)(1)	Index to Consolidated Financial Statements:
	Report of Independent Registered Public Accounting Firms	59
	Consolidated Balance Sheets	61
	Consolidated Statements of Operations	62
	Consolidated Statements of Stockholders' Equity	63
	Consolidated Statements of Cash Flows	64
	Notes to Consolidated Financial Statements	65

(a)(2)	Financial Statement Schedules:
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholder
LRI Holdings, Inc.
We have audited the accompanying consolidated balance sheet of LRI Holdings, Inc. (a Delaware corporation), and subsidiaries (the “Company”) as of August 2, 2015, and the related consolidated statements of operations, stockholder’s (deficit) equity, and cash flows for the fiscal year ended August 2, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LRI Holdings, Inc. and subsidiaries as of August 2, 2015, and the results of their operations and their cash flows for the fiscal year ended August 2, 2015 in conformity with accounting principles generally accepted in the United States of America.
/s/ GRANT THORNTON LLP
Atlanta, GA
November 2, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholder of LRI Holdings, Inc.
Nashville, Tennessee

We have audited the accompanying consolidated balance sheets of LRI Holdings, Inc. and subsidiaries (the "Company"), a wholly-owned subsidiary of Roadhouse Holding, Inc., as of August 3, 2014, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two fiscal years ended August 3, 2014 and July 28, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at August 3, 2014, and the results of their operations and their cash flows for each of the two fiscal years ended August 3, 2014 and July 28, 2013, in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP

Nashville, Tennessee
November 18, 2014

LRI Holdings, Inc.
Consolidated Balance Sheets

(In thousands, except share data)	August 2, 2015	August 3, 2014
ASSETS
Current assets:
Cash and cash equivalents	$26,331	$9,170
Receivables	10,201	9,734
Inventories	13,192	13,832
Prepaid expenses and other current assets	6,293	6,887
Income taxes receivable	—	115
Deferred income taxes	1,745	—
Total current assets	57,762	39,738
Property and equipment, net	176,165	209,078
Other assets	9,905	13,273
Goodwill	93,988	163,368
Tradename	36,621	71,251
Other intangible assets, net	15,083	17,190
Total assets	$389,524	$513,898
LIABILITIES AND STOCKHOLDER'S (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$16,647	$17,414
Payable to RHI	2,943	2,721
Income taxes payable	20	—
Other current liabilities and accrued expenses	50,841	51,683
Total current liabilities	70,451	71,818
Long-term debt	374,175	355,000
Deferred income taxes	15,990	27,607
Other long-term obligations	60,820	46,599
Total liabilities	521,436	501,024
Commitments and contingencies (Note 12)	—	—
Stockholder’s (deficit) equity:
Common stock ($0.01 par value; 100 shares authorized; 1 share issued and outstanding)	—	—
Additional paid-in capital	230,000	230,000
Retained deficit	(361,912)	(217,126)
Total stockholder’s (deficit) equity	(131,912)	12,874
Total liabilities and stockholder’s (deficit) equity	$389,524	$513,898

See accompanying notes to consolidated financial statements.

LRI Holdings, Inc.
Consolidated Statements of Operations

	Fiscal year
(In thousands)	2015	2014	2013
Revenues:
Net sales	$611,998	$638,665	$647,425
Franchise fees and royalties	2,311	2,216	2,175
Total revenues	614,309	640,881	649,600
Costs and expenses:
Restaurant operating costs:
Cost of goods sold	221,592	218,448	218,327
Labor and other related expenses	188,887	195,245	191,945
Occupancy costs	56,368	55,200	52,926
Other restaurant operating expenses	94,437	103,024	105,759
Depreciation and amortization	20,252	20,366	20,949
Pre-opening expenses	263	324	2,721
General and administrative	33,290	31,564	30,901
Goodwill and intangible asset impairment	104,010	29,665	91,488
Store impairment and closing charges	10,588	7,139	4,658
Total costs and expenses	729,687	660,975	719,674
Operating loss	(115,378)	(20,094)	(70,074)
Interest expense, net	42,530	42,570	40,917
Loss before income taxes	(157,908)	(62,664)	(110,991)
Income tax (benefit) provision	(13,122)	109	(2,586)
Net loss	$(144,786)	$(62,773)	$(108,405)

See accompanying notes to consolidated financial statements.

LRI Holdings, Inc.
Consolidated Statements of Stockholder’s (Deficit) Equity

			Additional		Total
	Common		paid-in	Retained	stockholder's
(In thousands, except share data)	Shares	Amount	capital	deficit	(deficit) equity
Balances at July 29, 2012	1	$—	$230,000	$(45,948)	$184,052
Net loss	—	—	—	(108,405)	(108,405)
Balances at July 28, 2013	1	—	230,000	(154,353)	75,647
Net loss	—	—	—	(62,773)	(62,773)
Balances at August 3, 2014	1	—	230,000	(217,126)	12,874
Net loss	—	—	—	(144,786)	(144,786)
Balances at August 2, 2015	1	$—	$230,000	$(361,912)	$(131,912)

See accompanying notes to consolidated financial statements.

LRI Holdings, Inc.
Consolidated Statements of Cash Flows

	Fiscal year
(In thousands)	2015	2014	2013
Cash flows from operating activities:
Net loss	$(144,786)	$(62,773)	$(108,405)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	20,252	20,366	20,949
Other amortization	2,180	2,197	1,863
Loss on sale/disposal of property and equipment	3,144	3,023	2,147
Amortization of deferred gain on sale and leaseback transactions	(132)	(50)	(43)
Impairment charges for long-lived assets	3,852	7,139	4,658
Goodwill and intangible asset impairment	104,010	29,665	91,488
Share-based compensation	(49)	1,728	1,107
Deferred income taxes	(13,362)	(138)	(2,770)
Changes in operating assets and liabilities:
Receivables	(467)	(151)	(1,295)
Inventories	79	(1,140)	(538)
Prepaid expenses and other current assets	1,444	(2,550)	(44)
Other non-current assets and intangibles	1,216	(33)	(69)
Accounts payable	(34)	(1,611)	171
Payable to RHI	271	(125)	(38)
Income taxes payable/receivable	135	317	3,479
Other current liabilities and accrued expenses	(859)	(669)	(2,775)
Other long-term obligations	10,966	4,179	4,780
Net cash (used in) provided by operating activities	(12,140)	(626)	14,665
Cash flows from investing activities:
Purchase of property and equipment	(12,332)	(15,663)	(29,300)
Proceeds from sale and leaseback transactions, net of expenses	22,458	1,751	16,611
Net cash provided by (used in) investing activities	10,126	(13,912)	(12,689)
Cash flows from financing activities:
Payments on revolving credit facility	(25,925)	(36,000)	(12,600)
Borrowings on revolving credit facility	45,100	36,000	12,600
Net cash provided by financing activities	19,175	—	—
Increase (decrease) in cash and cash equivalents	17,161	(14,538)	1,976
Cash and cash equivalents, beginning of period	9,170	23,708	21,732
Cash and cash equivalents, end of period	$26,331	$9,170	$23,708

See accompanying notes to consolidated financial statements.

LRI Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share data)
1. Description of the Business

LRI Holdings and subsidiaries (collectively the “Company”) is engaged in the operation and development of the Logan’s Roadhouse restaurant chain.  As of August 2, 2015, our restaurants operate in 23 states and are comprised of 230 company-owned restaurants and 26 franchise-owned restaurants.

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

 Basis of presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and all intercompany balances and transactions have been eliminated during consolidation.

Fiscal year

The Company operates on a 52 or 53-week fiscal year ending on the Sunday nearest to July 31.  The fiscal years ended August 2, 2015 ("fiscal year 2015") and July 28, 2013 ("fiscal year 2013") consisted of 52 weeks. The fiscal year ended August 3, 2014 (“fiscal year 2014”) consisted of 53 weeks.

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

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity, at purchase, of three months or less to be cash and cash equivalents. Generally, cash and cash equivalents held at financial institutions are in excess of federally insured limits. The Company limits its exposure to credit loss by placing its cash and cash equivalents at high quality financial institutions.

Receivables

Receivables consist primarily of bank credit card receivables, which are short in duration and considered collectible. The Company, therefore, does not provide for an allowance for doubtful accounts.

Inventories

Inventories consist of food, beverages and supplies and are valued at the lower of cost (first-in, first out method) or market.  Due to the nature of these inventories excess inventory is not maintained, and as such, no allowance for excess and/or obsolete inventory is provided. Supplies, consisting mainly of dishes, utensils and small equipment, represented $9.1 million of the total inventory balance at August 2, 2015 and August 3, 2014, respectively.

Property and equipment

Property and equipment is recorded at cost. Expenditures for improvements and major remodels are capitalized and minor replacement, maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the shorter of the estimated useful lives or the terms of the underlying leases of the related assets.

Useful lives for property and equipment is established for each asset class as follows:

Land	Indefinite
Buildings	6 - 35 years
Restaurant equipment	3 - 15 years
Leasehold improvements	6 - 35 years

Other assets

Other assets consist primarily of unamortized debt issuance costs, deposits and assets related to the Company’s non-qualified employee deferred compensation plan. Debt issuance costs are amortized to interest expense using the effective interest method over the term of the related debt.

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

Summarized activity for the insurance reserves includes:

	Fiscal year
	2015	2014	2013
Reserve balance- beginning of period	$6,748	$7,790	$7,019
Add: provision	9,535	10,067	11,090
Less: payments	(10,205)	(11,109)	(10,319)
Reserve balance- end of period	$6,078	$6,748	$7,790

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

Leases

The Company has ground leases, ground plus building leases and office space leases that are recorded as operating leases, most of which contain rent escalation clauses and rent holiday periods. In accordance with applicable accounting guidance, rent expense under these leases is recognized on a straight-line basis over the related lease life including probable renewal periods.  The difference in the straight-line expense in any year and amounts payable under the leases during that year is recorded as deferred rent liability.  The Company uses a lease life that begins on the date that the Company becomes legally obligated under the lease and extends through renewal periods that can be exercised at the Company’s option, when it is probable at the inception of the lease that the Company will exercise those renewal options.

Certain leases provide for contingent rent, which is determined as a percentage of sales in excess of specified minimum sales levels.  The Company recognizes contingent rent expense prior to the achievement of the specified sales target that triggers the contingent rent, provided achievement of the sales target is considered probable.

Occasionally, the Company is responsible for the construction of leased restaurant locations and for paying project costs that may be in excess of an agreed upon amount with the landlord. Applicable accounting guidance requires the Company to be considered the owner of these types of projects during the construction period. At August 2, 2015 and August 3, 2014, the following costs are included within property and equipment, net as construction in progress:

	August 2, 2015	August 3, 2014
Project costs for leased restaurants included in construction in progress	$—	$551

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

	Fiscal year
	2015	2014	2013
Advertising expense, net	$10,874	$17,960	$21,596

Share-based compensation

Stock options are granted with an exercise price equal to or greater than the fair market value of the underlying stock on the date of grant. Because there is no public market for LRI Holdings or RHI shares, fair market value is set based on the good-

faith determination of the board of directors. The grant date fair values of options granted have been determined utilizing the Black-Scholes option pricing model for time-based and performance-based options and a Monte Carlo simulation for time-based options with performance requirements.  The Company recognizes expense for time-based options but not performance-based options, because they are contingent on a change in control which is not considered probable.  Stock option compensation expense has been calculated and recognized in general and administrative expenses, following applicable accounting guidance.  The Company’s share-based compensation expense is further described in Note 17.

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

Derivative instruments

The Company does not use derivative instruments for trading purposes.  During fiscal year 2012, the Company entered into a forward contract to procure certain amounts of diesel fuel from the Company’s third party distributor at set prices in order to mitigate exposure to unpredictable fuel prices.  The contract expired on July 31, 2014, and the Company has not entered into any additional forward contracts. The effect of the fuel derivative instrument was immaterial to the consolidated financial statements for fiscal years 2014 and 2013.

The Company recognizes all derivative instruments at fair value as either assets or liabilities on the balance sheet.  The fair value of the derivative financial instrument is determined using valuation models that are based on the net present value of estimated future cash flows and incorporates market data inputs.

Corrections to previously issued financial statements

Subsequent to the issuance of the financial statements for the year ended August 3, 2014, the Company identified that the investment in subsidiary and stockholder’s equity presented for LRI Holdings, Inc. in the Condensed Consolidating Financial Information footnote (see Note 17) was not presented as an equity method investment and should have been adjusted for the net income or (loss) of the Issuer and subsidiary guarantors. The impact of this change was a decrease in LRI Holding, Inc.'s investment in subsidiary and stockholder's equity of $196.1 million for the accumulated losses which were recorded in the issuer and subsidiary guarantor column. In addition, a line has been added to the condensed consolidated statements of operations for fiscal years 2014 and 2013 for the net income (loss) of consolidated subsidiary to present the net loss of the issuer and subsidiary guarantors impacting the net income (loss) of LRI Holdings, Inc. The amounts recorded as net losses of the issuer and subsidiary guarantors are $60.5 million and $106.2 million for fiscal years 2014 and 2013, respectively. Management concluded that the effect of this restatement was not material to the consolidated financial statements.

Application of new accounting standards

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2013-11, Income Taxes (Topic 740), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The objective of this update is to eliminate the diversity in practice in the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. Under this guidance, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except in certain circumstances. This update does not require any new recurring disclosures and is effective for annual periods and interim periods within those periods beginning after December 15, 2013. Adoption of these provisions in the first quarter of fiscal year 2015 had no impact on our consolidated financial statements.

In April 2014, the FASB issued Accounting Standards Update ("ASU") 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) - Reporting Discontinued Operations and Disclosures of Disposals

of Components of an Entity. The guidance changes the criteria for disposals to qualify as discontinued operations and requires new disclosures about disposals of both discontinued operations and certain other disposals that do not meet the new definition. This update is effective for fiscal years beginning on or after December 15, 2014 and interim periods within those years on a prospective basis. The Company is currently evaluating the impact of adopting this accounting guidance, but it is not expected to have a significant impact on the Company’s consolidated financial statements upon adoption in the first quarter of fiscal year 2016.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), an amendment to the FASB Accounting Standards Codification. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14 delaying the effective date for adoption. This update is now effective for annual and interim periods beginning after December 15, 2017, which will require us to adopt these provisions in the first quarter of fiscal year 2018. Early adoption is permitted. This update permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the impact the guidance will have on our consolidated financial statements.

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

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (Topic 330). This update requires inventory within the scope of the standard to be measured at the lower of cost and net realizable value. Previous guidance required inventory to be measured at the lower of cost or market (where market was defined as replacement cost, with a ceiling of net realizable value and floor of net realizable value less a normal profit margin). This update is effective for annual and interim periods beginning after December 15, 2016, which will require us to adopt these provisions in the first quarter of fiscal year 2017. Early adoption is permitted. The Company is currently evaluating the impact the guidance will have on our consolidated financial statements.

3. Property and Equipment, net

Property and equipment, net, as of August 2, 2015 and August 3, 2014, consists of the following:

	August 2, 2015	August 3, 2014
Land	$—	$6,746
Buildings	—	13,072
Restaurant equipment	70,180	67,357
Leasehold improvements	181,890	182,978
Construction in progress	602	2,236
	252,672	272,389
Accumulated depreciation and amortization	(76,507)	(63,311)
Property and equipment, net	$176,165	$209,078

During fiscal year 2015, the Company closed one company-owned restaurant and reclassified the fair value of the land of $0.9 million from property and equipment, net to assets held for sale which is included within prepaid expenses and other current assets. In addition, the Company closed four leased locations during fiscal year 2015. The Company also entered into a sale and leaseback agreement of the remaining eight company-owned properties during fiscal year 2015.

Depreciation and amortization expense, excluding amortization of intangible assets, and interest capitalized into the cost of property and equipment, was as follows:

	Fiscal year
	2015	2014	2013
Depreciation and amortization expense	$18,923	$19,037	$19,620
Interest capitalized	32	49	316

The Company had property and equipment purchases accrued in accounts payable and other current liabilities and accrued expenses in the accompanying consolidated balance sheets of $1.0 million and $1.4 million at August 2, 2015 and August 3, 2014, respectively.

4. Other Assets

Other assets, as of August 2, 2015 and August 3, 2014, consist of the following:

	August 2, 2015	August 3, 2014
Debt issuance costs, net	$7,322	$9,932
Deposits	82	1,086
Non-qualified savings plan assets	1,463	2,033
Deferred sale and leaseback transaction costs	838	—
Other	200	222
Total	$9,905	$13,273

5. Goodwill and Intangible Assets

Goodwill and tradename are indefinite-lived assets and are not subject to amortization, but are subject to annual impairment testing, or more frequently, if indications of impairment exist.  Other intangible assets and the related useful lives are as follows (all definite-lived intangible assets are amortized straight-line over the amortization period):

		August 2, 2015			August 3, 2014
	Weighted Average Life (Years)	Gross carrying amount	Accumulated Amortization	Net carrying amount	Gross carrying amount	Accumulated Amortization	Net carrying amount
Liquor licenses	Indefinite	$1,862	$—	$1,862	$1,862	$—	$1,862
Favorable contracts	0.8	2,533	(2,533)	—	2,533	(2,533)	—
Menu	5.0	5,356	(5,160)	196	5,356	(4,088)	1,268
Favorable leases	17.8	12,960	(3,627)	9,333	12,960	(2,874)	10,086
Franchise agreements	19.2	2,588	(649)	1,939	2,588	(514)	2,074
Liquor licenses	21.2	2,370	(617)	1,753	2,370	(470)	1,900
		$27,669	$(12,586)	$15,083	$27,669	$(10,479)	$17,190

Estimated future amortization of intangible assets to amortization expense and favorable leases to rent expense is as follows:

	Amortization expense	Rent expense
Fiscal year 2016	$453	$753
Fiscal year 2017	256	752
Fiscal year 2018	254	752
Fiscal year 2019	254	749
Fiscal year 2020	250	749
Thereafter	2,421	5,578
Total	$3,888	$9,333

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

The Company performs its annual impairment test of goodwill and the indefinite-lived tradename on the first day of the fourth quarter of each fiscal year or more frequently if indicators of impairment exist.  During the testing completed in the fourth quarter of fiscal year 2015, the Company determined that its carrying value was in excess of its fair value and step two of the goodwill impairment test was performed. Based on the second step of the analysis, the Company recorded a non-cash impairment charge of $69.4 million. Factors culminating in the impairment included changes in projected performance due to lower revenue estimates based on recent traffic trends, adjustments to new unit growth assumptions and the continued negative impact of commodity inflation. We believe the key assumptions included in the step one analysis to be the long-term revenue growth rate and the weighted average cost of capital.  We used a long-term revenue growth rate inclusive of existing restaurant growth and new restaurant openings which averaged approximately 3% (excluding the perpetuity assumption) and the weighted average cost of capital used was approximately 15%.  If we were to assume the following 100 basis point movements for these key assumptions in our fiscal year 2015 step one analysis holding all other factors constant, the incremental goodwill impairment would have been:

100 basis point decrease in long-term revenue growth rate                             $16.9 million
100 basis point increase in the weighted average cost of capital                     $32.8 million

During fiscal year 2014 and fiscal year 2013, the Company recorded non-cash goodwill impairment charges of $29.2 million and $91.5 million, respectively, due to changes in projected performance from lower revenue estimates based on recent traffic trends, adjustments to new unit growth assumptions and the continued negative impact of commodity inflation.

The changes in the carrying amount of goodwill during fiscal year 2015 are as follows:

Goodwill, as of August 3, 2014	$163,368
Impairment	69,380
Goodwill, as of August 2, 2015	$93,988

In the annual impairment test of the indefinite-lived tradename intangible asset, we primarily use the relief from royalty method under the income approach method of valuation. Significant assumptions include growth assumptions, future trends in sales, a royalty rate and appropriate discount rate.  The testing completed during the fourth quarter of fiscal year 2015 used a discount rate of approximately 16% which resulted in a non-cash impairment charge of $34.6 million. Factors culminating in the impairment included changes in projected performance due to lower revenue estimates based on recent traffic trends and adjustments to new unit growth assumptions. If we were to assume the following 100 basis point movements for the key assumptions in our fiscal year 2015 step one analysis holding all other factors constant, the incremental indefinite-lived tradename impairment would have been:

100 basis point decrease in long-term revenue growth rate                             $0.5 million
100 basis point increase in the weighted average cost of capital                     $2.7 million

In fiscal year 2014, the Company recorded a non-cash tradename impairment charge of $0.4 million. In fiscal year 2013, the Company performed the annual impairment tests of the indefinite-lived tradename and no indication of impairment existed.

6. Other Current Liabilities and Accrued Expenses and Other Long-Term Obligations

Other current liabilities and accrued expenses, as of August 2, 2015 and August 3, 2014, consist of the following:

	August 2, 2015	August 3, 2014
Accrued expenses	$1,337	$2,633
Accrued interest	11,460	11,506
Bonus and incentive awards	1,171	560
Accrued vacation	1,214	991
Deferred revenue	11,822	9,550
Insurance reserves	6,078	6,748
Payroll related accruals	9,101	9,367
Taxes payable	8,658	10,328
Total	$50,841	$51,683

Other long-term obligations, as of August 2, 2015 and August 3, 2014, consist of the following:

	August 2, 2015	August 3, 2014
Deferred rent liability	$22,069	$18,475
Asset retirement obligation	2,738	2,496
Non-qualified savings plan liability	1,463	2,033
Unfavorable leases	20,864	22,431
Deferred gain on sale and leaseback transactions	5,478	898
Other	8,208	266
Total	$60,820	$46,599

7. Store Impairment and Closing Charges

Impairment charges

The Company performs long-lived asset impairment analyses throughout the year.  During fiscal year 2015, fiscal year 2014, and fiscal year 2013, the Company determined that eleven, eight, and eleven additional restaurants, respectively, had carrying amounts in excess of their fair values, and also wrote-off additional asset expenditures with respect to restaurants that had been fully impaired in previous years.  The assessments compared the carrying amounts of each restaurant to the estimated future undiscounted net cash flows of that restaurant and an impairment charge was recorded based on the amount by which the carrying amount of the assets exceeded their fair value. Fair value was determined based on an assessment of individual site characteristics and local real estate market conditions along with estimates of future cash flows. Impairment charges were recorded as follows:

	Fiscal year
	2015	2014	2013
Impairment charges	$3,852	$7,139	$4,658

In addition, the Company closed five underperforming restaurants in fiscal year 2015 and recorded store closing charges of $6.7 million.

8. Long-Term Debt

Long-term debt at August 2, 2015 and August 3, 2014, consists of the following:

	August 2, 2015	August 3, 2014
Senior Secured Notes, bearing interest at 10.75%	$355,000	$355,000
Senior secured revolving credit facility	19,175	—
	374,175	355,000
Less: current maturities	—	—
Long-term debt	$374,175	$355,000

Senior Secured Revolving Credit Facility, as amended

In connection with the Transactions, the Company entered into the Senior Secured Revolving Credit Facility (the "Revolver") that provides a $30.0 million revolving credit facility. Effective December 19, 2014, the Company executed an amendment to the Revolver which extended the maturity date to April 30, 2017. As of August 2, 2015, the Company had borrowings of $19.2 million drawn on the Revolver and $4.8 million of undrawn outstanding letters of credit resulting in available credit of $6.0 million.

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

Subsequent to October 15, 2013, Logan’s Roadhouse, Inc. may redeem all or part of the Senior Secured Notes at redemption prices (expressed as a percentage of principal amount) ranging from 108.1% to 100.0%, plus accrued and unpaid interest. As of August 2, 2015, no portion of the Notes has been redeemed.

The Revolver and the Indenture that governs the Notes contain significant financial and operating covenants.  The non-financial covenants include prohibitions on the Company and the Company’s guarantor subsidiaries’ ability to incur certain additional indebtedness or to pay dividends. Additionally, the Indenture subjects the Company to the reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as a non-accelerated filer, even if the Company is not specifically required to comply with such sections of the Exchange Act. Failure to comply with these covenants constitutes a default and may lead to the acceleration of the principal amount and accrued but unpaid interest on the Notes. On January 24, 2014, the Company executed an amendment to the Revolver which included: removing the previous consolidated leverage and consolidated interest coverage covenants; adding a consolidated first lien leverage covenant and amending the maximum capital expenditure limit in each of the remaining years. The terms of the amendment also included an increase in the applicable margin for borrowings; payment of a consent fee and a requirement to provide monthly unaudited preliminary financial statements to the lenders under the Revolver.  On December 19, 2014, the Company executed an amendment to the Revolver which in addition to extending the maturity date to April 30, 2017, included the following: removal of the swingline subfacility; reduced the maximum capital expenditure limit in each of the remaining years of the extended facility; amended the required consolidated first lien leverage ratio for the extended term of the facility; amended requirements for all or a portion of net cash proceeds of certain asset sales to include prepayment of any then outstanding borrowings; required an amendment to the advisory agreement with Kelso to restrict payment of deferred advisory fees until after the final maturity date of the Revolver; and required payment of a consent fee. For the period ended August 2, 2015, our first lien leverage ratio was 0.38 times Consolidated EBITDA, compared to our maximum allowable first lien leverage ratio of 0.50 times. As of August 2, 2015, the Company was in compliance with all material covenants.

Debt issuance costs

The Company incurred $19.2 million of debt issuance costs in connection with obtaining new financing as a result of the Transactions.  As part of the amendments to the Revolver, we incurred $0.5 million of additional debt costs. These costs were capitalized and will be amortized to interest expense over the lives of the respective debt instruments using the effective interest method. Amortization of debt issuance costs in the fiscal years ended August 2, 2015, August 3, 2014 and July 28, 2013 was as follows:

	Fiscal year
	2015	2014	2013
Amortization of debt issuance costs	$2,994	$2,845	$2,511

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

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of August 2, 2015 and August 3, 2014:

	Level	August 2, 2015	August 3, 2014
Deferred compensation plan assets(1)	1	$1,463	$2,033

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

The carrying value of the Notes as of August 2, 2015 and August 3, 2014 was $355.0 million.  The fair value of the Notes as of August 2, 2015 and August 3, 2014 was $262.7 million and $279.6 million, respectively.  The fair value of the Company’s publicly traded debt is based on quoted market prices.  The estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During fiscal year 2015, the Company recorded goodwill and tradename impairment charges of $69.4 million and $34.6 million, respectively. The fair value of goodwill and tradename were determined to be $94.0 million and $36.6 million, respectively. During fiscal year 2014, the Company recorded goodwill and tradename impairment charges of $29.2 million and $0.4 million, respectively. The fair value of goodwill and tradename were determined to be $163.4 million and $71.3 million, respectively. During fiscal year 2013, the Company recorded a goodwill impairment charge of $91.5 million.  The fair value of goodwill was determined to be $192.6 million. No tradename impairment charges were recorded during fiscal year 2013. The fair values were determined using assumptions of projected new unit growth, future trends in sales, profitability, changes in working capital along with an appropriate discount rate. The majority of the inputs are unobservable and thus are considered to be Level 3 inputs.  See

Note 5 for further information regarding the impairment of goodwill and tradename.  Additionally, during fiscal years 2015, 2014 and 2013, the Company determined that eleven, eight and eleven additional restaurants, respectively, required impairment.  Fair value of the restaurants was calculated using a cash flow model which included estimates for projected annual revenue growth rates and projected cash flows.  The Company has determined that the majority of the inputs used to value its long-lived assets held and used are unobservable inputs, and thus, are considered Level 3 inputs.  See Note 7 for further information on the impairment of these long-lived assets.

10. Income Taxes

Significant components of the Company’s net deferred tax liability consist of the following:

	August 2, 2015	August 3, 2014
Deferred tax assets:
Accrued compensation and related costs	$518	$633
Insurance reserves	1,834	2,265
Other reserves	3,490	85
Share-based compensation	1,676	1,696
Deferred rent	8,499	7,121
Unredeemed gift cards	365	108
Unfavorable leases	8,034	8,646
General business and other tax credits	38,464	32,531
Net operating loss carryforwards	13,986	6,141
Transaction costs	1,825	2,312
Total deferred tax assets	78,691	61,538
Valuation allowance	(49,475)	(25,130)
Total net deferred tax assets	29,216	36,408
Deferred tax liabilities:
Intangibles	19,336	33,515
Property and equipment	20,312	27,010
Supplies inventory	3,490	3,490
Deferred SLB transaction costs	323	—
Total deferred tax liabilities	43,461	64,015
Net deferred tax liability	$14,245	$27,607

Current deferred tax asset	$1,745	$—
Non-current deferred tax liability	(15,990)	(27,607)
Net deferred tax liability	$(14,245)	$(27,607)

The Company routinely assesses whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment. Based upon the Company’s level of historical taxable income and projections for future taxable income over the periods that the deferred tax assets are expected to be deductible, the Company had a valuation allowance of $49.5 million as of August 2, 2015 and $25.1 million as of August 3, 2014. Realization of the tax benefit of such deferred income tax assets may remain uncertain for the foreseeable future, even if the Company generates taxable income, since certain deferred income tax assets are subject to various limitations and may only be used to offset income of certain entities and in certain jurisdictions. The Company has general business and other tax credits totaling $38.5 million available to offset future taxes which begin to expire in fiscal year 2027.  Federal and State net operating loss carryforwards totaling $34.6 million begin to expire in fiscal year 2016.

The components of the provision for (benefit from) income taxes were as follows:

	Fiscal year
	2015	2014	2013
Current:
Federal	$—	$(11)	$3
State and local	240	258	181
Deferred:
Federal	(10,342)	57	(1,795)
State and local	(3,020)	(195)	(975)
Total provision for (benefit from) income taxes	$(13,122)	$109	$(2,586)

The following table includes a reconciliation of the federal statutory rate to our effective tax rate:

	Fiscal year
	2015	2014	2013
Tax at federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	2.1%	0.9%	0.3%
General business and other tax credits	2.1%	5.9%	3.8%
Goodwill impairment	(15.4)%	(16.3)%	(28.9)%
Valuation allowance	(15.4)%	(26.5)%	(7.7)%
Effect of rate change and other, net	(0.1)%	0.8%	(0.2)%
Effective tax rate	8.3%	(0.2)%	2.3%

The effective tax rates for fiscal years 2015, 2014, and 2013 were reduced by the valuation allowance and the non-deductible goodwill impairment charges recorded, partially offset by wage credits.

The Company is included in the consolidated tax return of RHI, but the Company’s income tax provision has been prepared as if the Company filed a federal tax return at the LRI Holdings consolidated level. The Company's federal and state income tax returns are open to audit under the statute of limitations for fiscal years ending July 29, 2012 and thereafter, with the exception of certain carryforward attributes such as tax credits and net operating losses. As of August 2, 2015, the Company did not have material unrecognized tax benefits. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. For the presented periods, no interest or penalties have been recorded in the consolidated financial statements.

11. Leases

As of August 2, 2015, the Company leases 230 restaurant facilities as well as office facilities and equipment under non-cancelable lease agreements. These leases have all been classified as operating leases. A majority of the Company’s lease agreements provide for renewal options and contain escalation clauses. Additionally, certain restaurant leases provide for contingent rent payments based upon sales volume in excess of specified minimum levels.

The following is a schedule by year of the future minimum rental payments required under operating leases as of August 2, 2015. The amounts include optional renewal periods when it is probable that the Company will exercise the options. The amounts also include $17.3 million of future minimum rental payments under leases related to closed stores.

Year	Total
Fiscal year 2016	$44,754
Fiscal year 2017	45,122
Fiscal year 2018	45,395
Fiscal year 2019	45,508
Fiscal year 2020	45,962
Thereafter	542,312
Total	$769,053

Rent expense included the following:

	Fiscal year
	2015	2014	2013
Minimum	$46,503	$46,083	$44,605
Contingent	30	51	67
Total	$46,533	$46,134	$44,672

The Company uses sale and leaseback transactions as a financing mechanism.  The sale and leaseback transactions may include land and building or building only.  The leases generally have initial terms of 20 years and have all been classified as operating leases.  The Company recognizes losses in the period of sale and defers gains to be amortized over the related lease life.

During fiscal year 2015, the Company sold and leased back one building constructed on leased land and entered into a sale and leaseback agreement of its remaining eight company-owned properties. These transactions resulted in total deferred gains of $5.5 million and realized losses of $0.5 million. During fiscal year 2014, the Company sold and leased back one building constructed on leased land.  The transactions resulted in a realized loss of $0.7 million.  During fiscal year 2013, the Company sold and leased back ten buildings constructed on leased land.  These transactions resulted in a deferred gain of $0.3 million and realized losses of $0.6 million.

12. Commitments and Contingencies

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

In November 2014, two current employees filed a purported collective action lawsuit against the Company. The claim alleges violations of the Fair Labor Standards Act (“FLSA”); specifically that employees were required to work in non-tip producing jobs while clocked in and paid as tipped employees and that the percentage of time in such jobs exceeded 20% of their work time. The claim seeks recovery for unpaid wages under various sections of the FLSA. The Company believes this claim is without merit and intends to vigorously defend this lawsuit. We are currently unable to predict the probable outcome of this matter and are not able to reasonably estimate the amount of loss, if any. As of August 2, 2015, no reserve has been recorded in the financial statements.

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

Management subscription agreements

Simultaneously with the consummation of the Transactions, the Management Investors entered into management subscription agreements with RHI pursuant to which they agreed to subscribe for and purchase an aggregate of approximately 3% of the common stock of RHI for an aggregate purchase price of $6.9 million. The purchase price per share was equal to the purchase price per share paid by the Kelso Affiliates in connection with the Transactions.

On June 3, 2015 and June 4, 2015, respectively, RHI entered into Management Subscription Agreements with Mr. Samuel Borgese, the Company’s Chief Executive Officer, and Mr. Len Popering, the Company’s Chief Marketing Officer, to purchase 17,350 and 579 shares of RHI’s common stock, respectively, for an aggregate purchase price of $0.3 million, or approximately 0.8% of the common stock of RHI. The purchase price per share was equal to the fair market value of a share of common stock at the time of purchase. The form of the subscription agreement signed by Mr. Borgese is attached as an exhibit to this Annual Report on Form 10-K.

RHI has incurred a liability to former officers totaling $2.5 million related to the repurchase of shares of RHI common stock. As of August 2, 2015, 2,269,429 shares were issued and outstanding and owned by Kelso Affiliates (98%) and Management Investors (2%). Pursuant to the Roadhouse Holding Inc. Stockholders Agreement, the Board of Directors determined that the payment of the purchase price in conjunction with the repurchase of shares would be delayed resulting in a liability to the former officers. All past and future payments related to these share repurchases are funded by LRI Holdings and create a receivable from RHI.

Advisory agreement

In connection with the Transactions, Logan’s Roadhouse, Inc. entered into an advisory agreement with Kelso (the “Advisory Agreement”) pursuant to which the Company paid Kelso a one-time advisory fee of $7.0 million and reimbursed Kelso for out-of-pocket costs and expenses incurred in connection with the Transactions.  In addition, pursuant to the Advisory Agreement, Kelso will provide the Company with financial advisory and management consulting services in return for annual fees of $1.0 million to be paid quarterly.  The Company will pay Kelso transaction service fees upon the completion of certain types of transactions that directly or indirectly involve the Company and will indemnify Kelso and certain of Kelso’s officers, directors, partners, employees, agents and control persons for any losses and liabilities arising out of the Advisory Agreement.  During the first quarter of fiscal year 2014, the Advisory Agreement was amended to allow the annual advisory fee to accrue on a daily basis and become payable at Kelso's sole discretion. During the second quarter of fiscal year 2015, the Company executed an amendment to the Revolver which required an amendment to the advisory agreement with Kelso to restrict payment of deferred advisory fees until after the final maturity date of the Revolver. For the fiscal year ended August 2, 2015, the Company recognized $1.0 million of management advisory fees.  The accrued advisory fee as of August 2, 2015, included within other long-term obligations, was $1.8 million.

14. Employee Retirement Plans

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

	Fiscal year
	2015	2014	2013
401k matching contribution	$250	$241	$252

Non-qualified savings plan

The Company established the Logan’s Roadhouse, Inc. Non-Qualified Savings Plan for the benefit of a select group of management. Eligible employees can defer between 1% and 50% of their base compensation and/or between 1% and 100% of performance based compensation, as defined. The Company currently matches 25% of the employee’s deferral not to exceed a deferral of 4% of the eligible employee’s total compensation.  In accordance with applicable accounting guidance, the amounts held in the rabbi trust are included in the Company’s consolidated financial statements. The amount included in other assets and the offsetting liability in other long-term obligations for the plan was $1.5 million and $2.0 million at each of August 2, 2015 and August 3, 2014. The Company’s matching contributions are funded concurrent with each payroll, and the expense of the matching program was as follows:

	Fiscal year
	2015	2014	2013
Non-qualified savings plan matching contribution	$34	$43	$33

15. Capitalization

As a result of the Transactions and the cancellation of all previously outstanding equity, LRI Holdings authorized 100 shares of $0.01 par value per share common stock.  As of August 2, 2015, there is only one share issued and outstanding which is owned by Roadhouse Parent Inc., a wholly owned subsidiary of RHI.  RHI has 5,000,000 shares of $0.01 par value per share common stock authorized and as of August 2, 2015, 2,269,429 shares were issued and outstanding.  As of August 2, 2015, RHI shares are owned by the Kelso Affiliates (98%) and the Management Investors (2%).  RHI has made an indirect capital contribution through its subsidiaries to LRI Holdings in the amount of $230.0 million.

16. Share-Based Awards and Compensation Plans

On January 18, 2011, RHI adopted the Roadhouse Holding Inc. Stock Incentive Plan (the “2011 Plan”), pursuant to which options to purchase approximately 13%, or 345,000 shares, of the common stock of RHI on a fully diluted basis were available for grant to our officers, directors and key employees. Approximately 95% of the initial option pool was awarded on March 1, 2011.  On March 8, 2013, the 2011 Plan was amended to increase the number of shares authorized to 400,000 shares, and on October 4, 2014, the 2011 Plan was amended to increase the number of shares authorized to 640,000 shares.

On June 12, 2015, RHI approved a one-time stock option exchange program (the “Stock Option Exchange Program”). In connection with the Stock Option Exchange Program, the 2011 Plan was amended to increase the number of shares authorized to 1,000,000 shares. Under the Stock Option Exchange Program, all current employees and directors of the Company were offered the opportunity to exchange their outstanding time-based options and performance-based options to purchase shares of the Company’s common stock granted under the 2011 Plan, as amended June 12, 2015 (the "Amended Plan"), for a lesser number of performance-based options. Under the Stock Option Exchange Program, one new performance-based option with an exercise price equal to $50 per share (a "Tranche A" option) was offered in exchange for every four outstanding time-based options, and one new performance-based option with an exercise price equal to $100 per share (a "Tranche B" option) was offered in exchange for every four outstanding performance-based options. On July 27, 2015, 24,618 time-based options and 49,262 performance-based options were exchanged for a total of 22,238 performance-based options under the Amended Plan. During fiscal year 2015, the Company granted an additional 224,401 performance-based options and 360,000 time-based options with performance requirements to certain officers, directors and key employees under the Amended Plan. As of August 2, 2015, approximately 38% of the option pool is available for future grants.  Options granted under the 2011 Plan and the Amended Plan expire on the ten-year anniversary of the grant date.

Options granted under the 2011 Plan include time-based options and performance-based options. Options granted under the Amended Plan are performance-based options and time-based options with performance requirements. Compensation expense for time-based options is recognized over the requisite service period for the award.  Upon a change in control of RHI, all time-based options fully vest.  Options with performance requirements do not become exercisable unless and until the Kelso Affiliates, in connection with certain change of control transactions (i) receive proceeds in excess of $50 per share beneficially owned by the Kelso Affiliates (for Tranche A options) or (ii) receive proceeds in excess of $100 per share beneficially owned by the Kelso Affiliates (for Tranche B options). Pursuant to each option grant, provided the conditions described above are satisfied, 100% of the outstanding options will vest upon a change in control of RHI. The Company recognizes compensation expense for options with performance requirements when the achievement of the performance measures are deemed to be probable.

Because there is no public market for RHI shares, fair market value is set based on the good faith determination of the board of directors.  The grant date fair values of options granted have been determined utilizing the Black-Scholes option pricing model for time-based and performance-based options and a Monte Carlo simulation for time-based options with performance requirements.  Since the Company does not have publicly traded equity securities, the expected volatilities are based on historical volatility of comparable public companies.  The expected term of the options granted represents the period of time that the options are expected to be outstanding.  The range of significant assumptions used in determining the underlying fair value of the options granted in fiscal year 2015 are as follows:

	Time-based options with performance requirements	Performance-based options
Valuation model	Monte Carlo Simulation	Black-Scholes
Expected volatility	70.0%	120.0%
Risk-free interest rate	1.8%	0.7%
Dividend yield	—%	—%
Expected term	5.0 years	2.0 years
Fair value of options granted	$4.31 - $6.93	$0.21 - $1.00

The following table summarizes stock option activity under the 2011 Plan for the period ended August 2, 2015:

	Time-based options			Performance-based options
	Number	Weighted average exercise price	Weighted average remaining contractual term	Number	Weighted average exercise price
Options outstanding as of August 3, 2014	201,086	$86.85		131,631	$100.00
Granted	—	—		—	—
Exercised	—	—		—	—
Forfeited	(163,435)	84.51		(82,369)	91.73
Exchanged	(24,618)	93.91		(49,262)	93.91
Options outstanding as of August 2, 2015	13,033	$100.00		—	$—
As of August 2, 2015
Options vested	13,033	$100.00	0.5 years	—	$—
Options exercisable	13,033	$100.00	0.5 years	—	$—

The following table summarizes stock option activity under the Amended Plan for the period ended August 2, 2015:

Performance-based options*
	Number	Weighted average exercise price
Options outstanding as of August 3, 2014	—	$—
Granted	606,639	81.47
Exercised	—	—
Forfeited	—	—
Options outstanding as of August 2, 2015	606,639	$81.47
As of August 2, 2015
Options vested	—	$—
Options exercisable	—	$—
*Includes time-based options with performance requirements.

The Company recorded share-based compensation expense of $0.0 million, $1.7 million and $1.1 million related to the time-based options in fiscal year 2015, fiscal year 2014 and fiscal year 2013, respectively, within general and administrative expenses.  There was no unrecognized compensation expense as of August 2, 2015. The Company did not record share-based compensation expense related to the performance options as the likelihood of a change in control is not probable.  As of August 2, 2015 the weighted average values for the outstanding time-based and performance options under the 2011 Plan and Amended Plan are as follows:

	Time-based options	Performance-based options*
Weighted average grant date fair value per option	$36.49	$3.29
*Includes time-based options with performance requirements.

17. Condensed Consolidating Financial Information

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

The condensed consolidating financial information of Logan’s Roadhouse, Inc. and the guarantors is presented below:

Condensed Consolidated Balance Sheets

August 2, 2015	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
ASSETS
Current assets	$—	$57,762	$—	$57,762
Property and equipment, net	—	176,165	—	176,165
Other assets	—	135,016	(125,111)	9,905
Investment in subsidiary	(6,801)	—	6,801	—
Goodwill	—	93,988	—	93,988
Tradename	—	36,621	—	36,621
Other intangible assets, net	—	15,083	—	15,083
Total assets	$(6,801)	$514,635	$(118,310)	$389,524
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities	$—	$70,451	$—	$70,451
Long-term debt	—	374,175	—	374,175
Deferred income taxes	—	15,990	—	15,990
Other long-term obligations	125,111	60,820	(125,111)	60,820
Stockholder’s equity	(131,912)	(6,801)	6,801	(131,912)
Total liabilities and stockholder’s equity	$(6,801)	$514,635	$(118,310)	$389,524

August 3, 2014	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
ASSETS
Current assets	$—	$39,738	$—	$39,738
Property and equipment, net	—	209,078	—	209,078
Other assets	—	136,233	(122,960)	13,273
Investment in subsidiary	135,834	—	(135,834)	—
Goodwill	—	163,368	—	163,368
Tradename	—	71,251	—	71,251
Other intangible assets, net	—	17,190	—	17,190
Total assets	$135,834	$636,858	$(258,794)	$513,898
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities	$—	$71,818	$—	$71,818
Long-term debt	—	355,000	—	355,000
Deferred income taxes	—	27,607	—	27,607
Other long-term obligations	122,960	46,599	(122,960)	46,599
Stockholder’s equity	12,874	135,834	(135,834)	12,874
Total liabilities and stockholder’s equity	$135,834	$636,858	$(258,794)	$513,898

Condensed Consolidated Statements of Operations

Fiscal year 2015	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
Total revenues	$—	$614,309	$—	$614,309
Total costs and expenses	128	729,559	—	729,687
Operating (loss) income	(128)	(115,250)	—	(115,378)
Interest expense, net and other income, net	2,151	40,379	—	42,530
(Loss) income before income taxes	(2,279)	(155,629)	—	(157,908)
Income tax (benefit) expense	(189)	(12,933)	—	(13,122)
Net income (loss) of consolidated subsidiary	(142,696)	—	142,696	—
Net (loss) income	$(144,786)	$(142,696)	$142,696	$(144,786)

Fiscal year 2014	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
Total revenues	$—	$640,881	$—	$640,881
Total costs and expenses	138	660,837	—	660,975
Operating (loss) income	(138)	(19,956)	—	(20,094)
Interest expense, net and other income, net	2,154	40,416	—	42,570
(Loss) income before income taxes	(2,292)	(60,372)	—	(62,664)
Income tax (benefit) expense	5	104	—	109
Net income (loss) of consolidated subsidiary	(60,476)	—	60,476	—
Net (loss) income	$(62,773)	$(60,476)	$60,476	$(62,773)

Fiscal year 2013	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
Total revenues	$—	$649,600	$—	$649,600
Total costs and expenses	195	719,479	—	719,674
Operating (loss) income	(195)	(69,879)	—	(70,074)
Interest expense, net and other income, net	2,077	38,840	—	40,917
(Loss) income before income taxes	(2,272)	(108,719)	—	(110,991)
Income tax (benefit) expense	(53)	(2,533)	—	(2,586)
Net income (loss) of consolidated subsidiary	(106,186)	—	106,186	—
Net (loss) income	$(108,405)	$(106,186)	$106,186	$(108,405)

Condensed Consolidated Statements of Cash Flows

Fiscal year 2015	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
Net cash provided by (used in) operating activities	$61	$(12,201)	$—	$(12,140)
Net cash provided by (used in) investing activities	(61)	10,187	—	10,126
Net cash provided by (used in) financing activities	—	19,175	—	19,175
Increase (decrease) in cash and cash equivalents	—	17,161	—	17,161
Cash and cash equivalents, beginning of period	—	9,170	—	9,170
Cash and cash equivalents, end of period	$—	$26,331	$—	$26,331

Fiscal year 2014	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
Net cash provided by (used in) operating activities	$(143)	$(483)	$—	$(626)
Net cash provided by (used in) investing activities	143	(14,055)	—	(13,912)
Net cash provided by (used in) financing activities	—	—	—	—
Increase (decrease) in cash and cash equivalents	—	(14,538)	—	(14,538)
Cash and cash equivalents, beginning of period	—	23,708	—	23,708
Cash and cash equivalents, end of period	$—	$9,170	$—	$9,170

Fiscal year 2013	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
Net cash provided by (used in) operating activities	$(142)	$14,807	$—	$14,665
Net cash provided by (used in) investing activities	142	(12,831)	—	(12,689)
Net cash provided by (used in) financing activities	—	—	—	—
Increase (decrease) in cash and cash equivalents	—	1,976	—	1,976
Cash and cash equivalents, beginning of period	—	21,732	—	21,732
Cash and cash equivalents, end of period	$—	$23,708	$—	$23,708
18. Supplemental Cash Flow Information

The following table presents supplemental cash flow information:

	Fiscal year
	2015	2014	2013
Cash paid for:
Interest, excluding amounts capitalized	$39,364	$38,872	$38,288
Income taxes	281	213	354
Non-cash investing and financing activities:
Property accrued in accounts payable and accrued expenses	985	1,422	1,248
Asset retirement obligation additions	25	12	136
Deferred gain on sale and leaseback transactions	4,713	(3)	290

19. Selected Quarterly Financial Data (Unaudited)

Quarterly operating results are not necessarily representative of operations for a full year for various reasons, including the seasonal nature of our business and unpredictable weather conditions which may affect sales volume and food costs.  The following table presents our summarized quarterly results:

Fiscal year 2015:	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Total revenues	$145,742	$154,774	$163,609	$150,184
Operating (loss) income	(2,570)	(1,167)	4,740	(116,381)
Net loss	(12,982)	(11,850)	(5,968)	(113,986)

Fiscal year 2014*:	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter*
Total revenues	$147,530	$153,589	$169,708	$170,054
Operating income (loss)	(1,751)	1,545	8,824	(28,712)
Net (loss) income	(12,070)	(8,991)	(1,728)	(39,984)

* Fiscal year 2014 is a 53-week fiscal year. The 4th quarter of fiscal year 2014 contains 14 weeks.

20. Subsequent Events

The Company announced that Jim Hagan resigned his position as Chief Financial Officer of the Company effective August 25, 2015. In connection with his departure, the Company announced the appointment of Edmund J. Schwartz as Interim Chief Financial Officer effective August 31, 2015.

On October 15, 2015, the Company and Logan’s Roadhouse completed an exchange with the Kelso Affiliates, as holders of approximately $106.8 million in aggregate principal amount of the Notes, pursuant to which the Kelso Affiliates were issued approximately $112.6 million aggregate issue price of Logan’s Roadhouse’s Series 2015-1 Senior Secured Zero Coupon Notes due 2017 (the “Series 2015-1 Notes”) in exchange for the Notes held by the Kelso Affiliates. Furthermore, on October 15, 2015, the Company and Logan’s Roadhouse completed an exchange with other holders of approximately $104.3 million in aggregate principal amount of Notes pursuant to which such holders were issued approximately $109.7 million aggregate issue price of Logan’s Roadhouse’s Series 2015-2 Senior Secured Notes due 2017 (the “Series 2015-2 Notes” and together with the Series 2015-1 Notes, the “Series 2015 Notes”). Following these exchanges, only $143.9 million of Notes remains outstanding.

The Series 2015 Notes will mature on October 16, 2017, and each series was issued with original issue discount (“OID”). OID on the Series 2015-1 Notes will have an accretion rate of 10.75% per annum, compounded semi-annually. No cash interest will accrue on the Series 2015-1 Notes, and the accreted value of each Series 2015-1 Note will increase from the date of issuance until maturity. The Series 2015-2 Notes will have a cash interest rate of 4.00% per annum that will be payable semi-annually in arrears. OID on the Series 2015-2 Notes will have an accretion rate of 10.50% per annum, compounded semi-annually. In addition, pursuant to the terms of the Series 2015-2 Notes, Logan’s Roadhouse may elect to make optional cash interest payments at a rate of 14.50% per annum in lieu of both the 4.00% per annum cash interest rate and the 10.50% per annum accretion rate otherwise required under the Series 2015-2 Notes. Subject to the foregoing, the accreted value of each Series 2015-2 Note will increase from the date of issuance until maturity. With the exception of the maturity date, interest rate, accretion rate, cash toggle and payment terms described above for the Series 2015-1 Notes and the Series 2015-2 Notes, the terms are substantially the same as the Notes. The Series 2015 Notes are secured by substantially all of the tangible and intangible property and assets (subject to certain exceptions) of the Company, Logan’s Roadhouse and the subsidiary guarantors, on a second priority basis.

In connection with the note exchanges described above, Logan’s Roadhouse entered into a side letter with the holders of the Series 2015-2 Notes providing for certain limitations on the activities of Logan’s Roadhouse, including making dividend distributions and engaging in certain refinancings.

Effective October 15, 2015, in connection with the note exchanges, the Company executed an amendment to the Revolver permitting the exchanges and amended, among other things, the required consolidated first lien leverage ratio to 1.00:1.00 until December 27, 2016 and 0.75:1.00 for the term of the facility.

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
4.7
Senior Secured Notes Indenture, dated as of October 15, 2015, among Logan’s Roadhouse, Inc., LRI Holdings, Inc., the subsidiary guarantors from time to time parties thereto, Wells Fargo Bank, National Association, as Trustee, and Wells Fargo Bank, National Association, as Collateral Agent. (p)

4.8
Series 2015-1 Supplemental Indenture, dated as of October 15, 2015, among Logan’s Roadhouse, Inc., LRI Holdings, Inc., the subsidiary guarantors from time to time parties thereto, Wells Fargo Bank, National Association, as Trustee, and Wells Fargo Bank, National Association, as Collateral Agent. (p)

4.9
Series 2015-2 Supplemental Indenture, dated as of October 15, 2015, among Logan’s Roadhouse, Inc., LRI Holdings, Inc., the subsidiary guarantors from time to time parties thereto, Wells Fargo Bank, National Association, as Trustee, and Wells Fargo Bank, National Association, as Collateral Agent. (p)

4.10	Form of Series 2015-1 Senior Secured Note due 2017 (included in Exhibit 4.8 hereto). (p)
4.11	Form of Series 2015-2 Senior Secured Note due 2017 (included in Exhibit 4.9 hereto). (p)
10.1†	Employment Agreement, dated October 4, 2014, by and between Logan's Roadhouse, Inc. and Samuel N. Borgese (o)
10.2†	Roadhouse Holding Inc. Amended and Restated Stock Incentive Plan. (h)
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

10.6†	Form of Stock Option Agreement. (a)
10.7†	Logan’s Roadhouse, Inc. Non-Qualified Savings Plan, as Amended and Restated on January 1, 2014. (o)
10.8†	Logan’s Roadhouse, Inc. Non-Qualified Savings Plan, Rabbi Trust Agreement. (o)
10.9†	Logan’s Roadhouse, Inc. 2007 Stock Option Plan. (a)
10.10†	Separation Agreement by and among Logan’s Roadhouse, Inc., Roadhouse Holding, Inc. and Stephen R. Anderson dated March 19, 2012. (b)
10.11
Amendment No. 1 to Credit Agreement, dated as of September 4, 2012, among Logan’s Roadhouse, Inc., LRI Holdings, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent and the lenders a party thereto. (c)

10.12
Amendment No. 2 to Credit Agreement, dated as of April 26, 2013, among Logan’s Roadhouse, Inc., LRI Holdings, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent and the lenders a party thereto. (d)

10.13
Amendment No. 3 to Credit Agreement, dated as of January 24, 2014, among Logan’s Roadhouse, Inc., LRI Holdings, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent and the lenders party thereto. (i)

10.14
Amendment No. 4 to Credit Agreement, dated as of December 19, 2014, among Logan's Roadhouse, Inc., LRI Holdings, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent and the lenders a party thereto. (k)

10.15
Amendment No. 5 to Credit Agreement, dated as of May 28, 2015, among Logan's Roadhouse, Inc., LRI Holdings, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent and the lenders as a party thereto. (j)

10.16
Amendment No. 6 to Credit Agreement, dated as of October 15, 2015, among Logan's Roadhouse, Inc., LRI Holdings, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent and the lenders as a party thereto. (p)

10.17
Exchange Agreement, dated as of October 14, 2015, among Logan’s Roadhouse, Inc., LRI Holdings, Inc., Logan’s Roadhouse of Kansas, Inc., Logan’s Roadhouse of Texas, Inc., Macsen Holdings Limited and KEP VI, LLC. (p)

10.18
Exchange Agreement, dated as of October 14, 2015, among Logan’s Roadhouse, Inc., LRI Holdings, Inc., Logan’s Roadhouse of Kansas, Inc., Logan’s Roadhouse of Texas, Inc., FS Investment Corporation, Race Street Funding LLC, Cobbs Creek LLC, Burholme Funding LLC and Dunlap Funding LLC. (p)

10.19	Supplemental Agreement, dated as of October 15, 2015, between GSO and Logan’s Roadhouse. (p)
10.20
Security Agreement, dated as of October 15, 2015, made by Logan’s Roadhouse, Inc., LRI Holdings, Inc., Logan’s Roadhouse of Kansas, Inc. and Logan’s Roadhouse of Texas, Inc. in favor of Wells Fargo Bank, National Association, as Collateral Agent. (p)

10.21
Amendment No. 1 to Intercreditor Agreement, dated as of October 15, 2015, among Wells Fargo Bank, National Association, as Collateral Agent for the Series 2015-1 Notes and the Series 2015-2 Notes, JPMorgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, National Association, as Collateral Agent for the Senior Notes, Logan’s Roadhouse, Inc., LRI Holdings, Inc., Logan’s Roadhouse of Kansas, Inc. and Logan’s Roadhouse of Texas, Inc. (p)

10.22†	Mutual Release and Separation Agreement, dated as of February 19, 2013, by and between Logan’s Roadhouse, Inc. and G. Thomas Vogel. (e)
10.23†	Employment Agreement, dated March 8, 2013, by and between Logan’s Roadhouse, Inc. and Michael D. Andres. (e)
10.24†	Amendment No. 1 to the Roadhouse Holding Inc. Stock Incentive Plan, effective as of March 8, 2013. (f)
10.25†	Separation and Release Agreement, dated as of March 18, 2013, between Logan’s Roadhouse, Inc. and Rob Effner. (f)
10.26†	Amendment No. 1 to the Advisory Agreement, by and between Logan's Roadhouse, Inc. and Kelso & Company, L.P., dated October 24, 2013. (g)
10.27†	Separation and Release Agreement, dated as of June 6, 2014, by and among Logan’s Roadhouse, Inc., Roadhouse Holding Inc. and Vance T. Townsend. (h)
10.28†	Mutual Service Agreement, dated as of September 26, 2014, by and among Logan’s Roadhouse, Inc. and Gerard Lewis. (o)
10.29†	Consulting Agreement, dated as of January 29, 2014, by and among Logan's Roadhouse, Inc. and G&S Food Group, a limited liability company controlled by Gerard Lewis. (o)
10.30†	Amendment No. 1 to the Roadhouse Holding Inc. Amended and Restated Stock Incentive Plan. (o)
10.31†	Amendment to the Logan's Roadhouse, Inc. Non-Qualified Savings Plan effective March 15, 2014. (o)
10.32†	Amendment No. 1 to the Employment Agreement with Samuel N. Borgese. (k)
10.33†	Amendment No. 2 to the Advisory Agreement, by and between Logan's Roadhouse, Inc. and Kelso & Company, L.P., dated December 19, 2014. (k)
10.34†	Separation and Release Agreement, dated February 12, 2015, by and between Logan's Roadhouse, Inc., Roadhouse Holding Inc. and Amy Bertauski. (l)
10.35†	Separation and Release Agreement, dated May 20, 2015, by and between Logan's Roadhouse, Inc., Roadhouse Holding Inc. and Michele "Mickey" Mills. (n)
10.36†	Amendment No. 2 to the Roadhouse Holding Inc. Amended and Restated Stock Incentive Plan.*
10.37†	Form of Tranche A Option Agreement*
10.38†	Form of Tranche B Option Agreement*
10.39†	Amendment to the Tranche A Option Agreement and the Tranche B Option Agreement, both dated October 4, 2014, both between Roadhouse Holding Inc. and Samuel Nicholas Borgese.*
10.40†	Form of Sam Borgese Management Subscription Agreement, dated June 3, 2015.*
16.1	Letter from Deloitte & Touche LLP addressed to the Securities and Exchange Commission, dated as of March 13, 2015 (m)
21.1	List of Subsidiaries.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

(c)	Filed previously by the Company as an exhibit to its Current Report on Form 8-K (File No. 333-173579) filed on September 6, 2012.
(d)	Filed previously by the Company as an exhibit to its Current Report on Form 8-K (File No. 333-173579) filed on May 6, 2013.
(e)	Filed previously by the Company as an exhibit to its Quarterly Report on Form 10-Q for the quarter ended January 27, 2013 (File No. 333-173579) filed on March 12, 2013.
(f)	Filed previously by the Company as an exhibit to its Quarterly Report on Form 10-Q for the quarter ended April 28, 2013 (File No. 333-173579) filed on June 11, 2013.
(g)	Filed previously by the Company as an exhibit to its Annual Report on Form 10-K for the year ended July 28, 2013 (File No. 333-173579) filed on October 28, 2013.
(h)	Filed previously by the Company as an exhibit to its Quarterly Report on Form 10-Q for the quarter ended April 27, 2014 (File No. 333-173579) filed on June 10, 2014.
(i)	Filed previously by the Company as an exhibit to its Current Report on Form 8-K (File No. 333-173579) filed on January 30, 2014.
(j)	Filed previously by the Company as an exhibit to its Current Report on Form 8-K (File No. 333-173579) filed on June 2, 2015.
(k)	Filed previously by the Company as an exhibit to its Quarterly Report on Form 10-Q for the quarter ended November 2, 2014 (File No. 333-173579) filed on December 22, 2014.
(l)	Filed previously by the Company as an exhibit to its Quarterly Report on Form 10-Q for the quarter ended February 1, 2015 (File No. 333-173579) filed on March 12, 2015.
(m)	Filed previously by the Company as an exhibit to its Current Report on Form 8-K (File No. 333-173579) filed on March 13, 2015.
(n)	Filed previously by the Company as an exhibit to its Quarterly Report on Form 10-Q for the quarter ended May 3, 2015 (File No. 333-173579) filed on June 17, 2015.
(o)	Filed previously by the Company as an exhibit to its Annual Report on Form 10-K for the year ended August 4, 2014 (File No. 333-173579) filed on November 18, 2014.
(p)	Filed previously by the Company as an exhibit to its Current Report on Form 8-K (File No. 333-173579) filed on October 16, 2015.
*	Furnished electronically herewith.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LRI Holdings, Inc.

Date:	November 2, 2015	By:	/s/ Samuel N. Borgese
Samuel N. Borgese
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Samuel N. Borgese	President, Chief Executive Officer and Director	November 2, 2015
Samuel N. Borgese	(Principal Executive Officer)

/s/ Edmund J. Schwartz	Interim Chief Financial Officer, Secretary and Treasurer	November 2, 2015
Edmund J. Schwartz	(Principal Financial and Accounting Officer)

/s/ Philip E. Berney	Director	November 2, 2015
Philip E. Berney

/s/ Stephen C. Dutton	Director	November 2, 2015
Stephen C. Dutton

/s/ J. David Karam	Director	November 2, 2015
J. David Karam

/s/ Michael P. O'Donnell	Director	November 2, 2015
Michael P. O'Donnell

/s/ Stanley de J. Osborne	Director	November 2, 2015
Stanley de J. Osborne