Form 10-Q
period 2015-10-28
LRI HOLDINGS, INC.
filed 2015-12-14
CIK 1383875

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2015
- or -
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

As of December 14, 2015, the registrant has 1 Common Unit, $0.01 par value, outstanding (which is owned by Roadhouse Parent Inc., the registrant’s direct owner), and is not publicly traded.

LRI HOLDINGS, INC.

Explanatory Note
On May 26, 2015, the Board of Directors of the Company approved a change in fiscal year end from a 52-53 week fiscal year ending on the Sunday closest to July 31st to a 52-53 week fiscal year ending on the Wednesday closest to December 31st. The Company will file a transition report on Form 10-K covering the transition period from August 3, 2015 to December 30, 2015 (the "Transition Period"), which is the period between the closing of the Company's most recently completed fiscal year and the opening date of the newly selected fiscal year. The quarter presented in this Form 10-Q filing is presented for the time period from August 3, 2015 to October 28, 2015, which is comparable to our fiscal year 2015 Form 10-Q filing for the first quarter ended November 2, 2014.

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

LRI Holdings, Inc.
Condensed Consolidated Balance Sheets

(In thousands, except share data)	October 28, 2015	August 2, 2015
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$12,941	$26,331
Receivables	6,624	10,201
Inventories	13,767	13,192
Prepaid expenses and other current assets	6,433	6,293
Deferred income taxes	1,745	1,745
Total current assets	41,510	57,762
Property and equipment, net	172,371	176,165
Other assets	9,979	9,905
Goodwill	93,988	93,988
Tradename	36,621	36,621
Other intangible assets, net	14,634	15,083
Total assets	$369,103	$389,524
LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
Accounts payable	$15,062	$16,647
Payable to RHI	2,935	2,943
Income taxes payable	86	20
Other current liabilities and accrued expenses	39,122	50,841
Total current liabilities	57,205	70,451
Long-term debt	391,365	374,175
Deferred income taxes	15,990	15,990
Other long-term obligations	60,827	60,820
Total liabilities	525,387	521,436
Commitments and contingencies (Note 5)	—	—
Stockholder’s deficit:
Common stock ($0.01 par value; 100 shares authorized; 1 share issued and outstanding)	—	—
Additional paid-in capital	230,000	230,000
Retained deficit	(386,284)	(361,912)
Total stockholder’s deficit	(156,284)	(131,912)
Total liabilities and stockholder’s deficit	$369,103	$389,524

See accompanying notes to the condensed consolidated financial statements.

LRI Holdings, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Period from
(In thousands)	August 3, 2015 to October 28, 2015	August 4, 2014 to November 2, 2014
Revenues:
Net sales	$130,816	$145,213
Franchise fees and royalties	529	529
Total revenues	131,345	145,742
Costs and expenses:
Restaurant operating costs:
Cost of goods sold	47,004	52,296
Labor and other related expenses	41,504	46,332
Occupancy costs	13,429	13,804
Other restaurant operating expenses	21,910	23,593
Depreciation and amortization	4,470	5,070
Pre-opening expenses	—	35
General and administrative	13,885	7,182
Restaurant impairment and closing charges	1,103	—
Total costs and expenses	143,305	148,312
Operating loss	(11,960)	(2,570)
Interest expense, net	12,412	10,412
Loss before income taxes	(24,372)	(12,982)
Income tax benefit	—	—
Net loss	$(24,372)	$(12,982)

See accompanying notes to the condensed consolidated financial statements.

LRI Holdings, Inc.
Condensed Consolidated Statements of Stockholder’s Equity (Deficit)
(unaudited)

	Common		Additional paid-in capital	Retained deficit	Total stockholder's equity (deficit)
(In thousands, except share data)	Shares	Amount
Balances at August 3, 2014	1	$—	$230,000	$(217,126)	$12,874
Net loss	—	—	—	(12,982)	(12,982)
Balances at November 2, 2014	1	$—	$230,000	$(230,108)	$(108)

Balances at August 2, 2015	1	$—	$230,000	$(361,912)	$(131,912)
Net loss	—	—	—	(24,372)	(24,372)
Balances at October 28, 2015	1	$—	$230,000	$(386,284)	$(156,284)

See accompanying notes to the condensed consolidated financial statements.

LRI Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Period from
(In thousands)	August 3, 2015 to October 28, 2015	August 4, 2014 to November 2, 2014
Cash flows from operating activities:
Net loss	$(24,372)	$(12,982)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,470	5,070
Other amortization	606	586
Loss on sale/disposal of property and equipment	234	868
Amortization of deferred gain on sale and leaseback transactions	(91)	(13)
Impairment charges for long-lived assets	923	—
Share-based compensation expense	—	(330)
Paid-in-kind interest	11,222	—
Changes in operating assets and liabilities:
Receivables	3,577	(2,482)
Inventories	(575)	(484)
Prepaid expenses and other current assets	(140)	377
Other non-current assets and intangibles	(821)	(40)
Accounts payable	624	(1,355)
Payable to RHI	(8)	(7)
Income taxes payable/receivable	66	(2)
Other current liabilities and accrued expenses	(11,719)	(8,766)
Other long-term obligations	368	708
Net cash used in operating activities	(15,636)	(18,852)
Cash flows from investing activities:
Purchase of property and equipment	(1,458)	(4,298)
Net cash used in investing activities	(1,458)	(4,298)
Cash flows from financing activities:
Payments on revolving credit facility	(32)	(3,900)
Borrowings on revolving credit facility	6,000	20,900
Payments for debt issue costs	(2,264)	—
Net cash provided by financing activities	3,704	17,000
Decrease in cash and cash equivalents	(13,390)	(6,150)
Cash and cash equivalents, beginning of period	26,331	9,170
Cash and cash equivalents, end of period	$12,941	$3,020

See accompanying notes to the condensed consolidated financial statements.

LRI Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share data)
(unaudited)

1. Basis of Presentation and Recent Accounting Pronouncements

LRI Holdings, Inc. (“LRI Holdings”) and its subsidiaries (collectively the “Company”, “we”, “our” or “us”) are engaged in the operation and development of the Logan’s Roadhouse restaurant chain. As of October 28, 2015, our restaurants operate in 23 states and are comprised of 230 company-owned restaurants and 26 franchised restaurants. LRI Holdings operates its business as one operating and one reportable segment.

The Company previously operated on a 52 or 53-week fiscal year ending on the Sunday nearest to July 31. The fiscal year ended August 2, 2015 was comprised of 52 weeks. On May 26, 2015, the Board of Directors of the Company approved a change in fiscal year end from a 52-53 week fiscal year ending on the Sunday closest to July 31st to a 52-53 week fiscal year ending on the Wednesday closest to December 31st. The Company will file a transition report on Form 10-K covering the transition period from August 3, 2015 to December 30, 2015 (the "Transition Period"), which is the period between the closing of the Company's most recently completed fiscal year and the opening date of the newly selected fiscal year. The quarter presented in this Form 10-Q filing is presented for the time period from August 3, 2015 to October 28, 2015, which is comparable to our fiscal year 2015 Form 10-Q filing for the first quarter ended November 2, 2014, however the period from August 3, 2015 to October 28, 2015 is four days shorter than the first quarter of fiscal year 2015.

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

Interim financial statements

We have prepared these condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the period from August 3, 2015 to October 28, 2015 are not necessarily indicative of the results that may be expected for the transition period ending December 30, 2015. These statements should be read in conjunction with the consolidated financial statements and related notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 2, 2015 (the "Form 10-K"). The accounting policies used in preparing these condensed consolidated financial statements are the same as those described in the Form 10-K.

Recent accounting pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), an amendment to the FASB Accounting Standards Codification. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14 delaying the effective date for adoption. This update is now effective for annual and interim periods beginning after December 15, 2017, which will require us to adopt these provisions in the first quarter of fiscal year 2018. Early adoption is permitted. This update permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the impact the guidance will have on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern: Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. The guidance requires management of the Company to evaluate whether there is substantial doubt about the Company's ability to continue as a going concern. ASU 2014-15 is effective for annual periods ending after December 15, 2016, which will require us to adopt these provisions in the fourth quarter of fiscal year 2016. The Company is still evaluating the impact this standard will have on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. The guidance changes the presentation of debt issuance costs in the financial statements from an asset on the balance sheet to a reduction from the related debt liability. The amortized costs will continue to be reported as interest expense. This update is effective for annual and interim reporting periods beginning after December 15, 2015, which will require us to adopt these provisions in the first quarter of fiscal year 2016. The Company is currently evaluating the impact of adopting this accounting guidance, but it is not expected to have a significant impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU 2015-05, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. The update provides guidance on whether a cloud computing arrangement includes a software license. This update is effective for annual and interim periods beginning after December 15, 2015, which will require us to adopt these provisions in the first quarter of fiscal year 2016. The Company is currently evaluating the impact of adopting this accounting guidance, but it is not expected to have a significant impact on the Company’s consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (Topic 330). This update requires inventory within the scope of the standard to be measured at the lower of cost and net realizable value. Previous guidance required inventory to be measured at the lower of cost or market (where market was defined as replacement cost, with a ceiling of net realizable value and floor of net realizable value less a normal profit margin). This update is effective for annual and interim periods beginning after December 15, 2016, which will require us to adopt these provisions in the first quarter of fiscal year 2017. Early adoption is permitted. The Company is currently evaluating the impact the guidance will have on its consolidated financial statements.

2. Long-Term Debt

Long-term debt obligations at October 28, 2015 and August 2, 2015, consist of the following:

	October 28, 2015	August 2, 2015
Senior Secured Notes, bearing interest at 10.75%	$143,936	$355,000
Series 2015-1 Notes, bearing interest at 10.75%	112,551	—
Series 2015-2 Notes, bearing interest at 14.50%	109,735	—
Senior Secured Revolving Credit Facility	25,143	19,175
	391,365	374,175
Less: current maturities	—	—
Long-term debt, less current maturities	$391,365	$374,175

Senior Secured Revolving Credit Facility, as amended

In connection with the Transactions, Logan’s Roadhouse, Inc., a wholly owned subsidiary of LRI Holdings, entered into the Senior Secured Revolving Credit Facility (the "Revolver") which provides a $30.0 million revolving credit facility. Effective December 19, 2014, the Company executed an amendment to the Revolver which extended the maturity date to April 30, 2017. As of October 28, 2015, the Company had borrowings of $25.1 million drawn on the Revolver and $4.9 million of undrawn outstanding letters of credit resulting in available credit of zero.

The Revolver is collateralized on a first-priority basis by a security agreement, which includes the tangible and intangible assets of the borrower and those of LRI Holdings and all of its subsidiaries, and is guaranteed by LRI Holdings and the subsidiaries of Logan’s Roadhouse, Inc.

Senior Secured Notes

In connection with the Transactions, Logan’s Roadhouse, Inc. issued $355.0 million aggregate principal amount of Senior Secured Notes (the "Notes") in a private placement to qualified institutional buyers. In July 2011, the Company completed an exchange offering which allowed the holders of those notes to exchange their notes for notes identical in all material respects except they are registered with the SEC and are not subject to transfer restrictions. The Notes bear interest at a rate of 10.75% per annum, payable semi-annually in arrears on April 15 and October 15.  The Notes mature on October 15, 2017. On October 15, 2015, the Company and Logan’s Roadhouse completed a note exchange, for a portion of the Notes, as described in the Series 2015 Notes section below.

The Notes are secured on a second-priority basis by the collateral securing the Revolver and are guaranteed by LRI Holdings and the subsidiaries of Logan’s Roadhouse, Inc.

Subsequent to October 15, 2013, Logan’s Roadhouse, Inc. may redeem all or part of the Senior Secured Notes at redemption prices (expressed as a percentage of principal amount) ranging from 108.1% to 100.0%, plus accrued and unpaid interest. As of October 28, 2015, no portion of the Notes have been redeemed.

The Revolver and the Indenture that governs the Notes contain significant financial and operating covenants. The non-financial covenants include prohibitions on the Company and the Company’s guarantor subsidiaries’ ability to incur certain additional indebtedness or to pay dividends. Additionally, the Indenture subjects the Company to the reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as a non-accelerated filer, even if the Company is not specifically required to comply with such sections of the Exchange Act.  Failure to comply with these covenants constitutes a default and may lead to the acceleration of the principal amount and accrued but unpaid interest on the Notes. On January 24, 2014 the Company executed an amendment to the Revolver which included: removing the previous consolidated leverage and consolidated interest coverage covenants; adding a consolidated first lien leverage covenant and amending the maximum capital expenditure limit in each of the remaining years. The terms of the amendment also included an increase in the applicable margin for borrowings; payment of a consent fee and a requirement to provide monthly unaudited preliminary financial statements to the lenders under the Revolver. On December 19, 2014, the Company executed an amendment to the Revolver which in addition to extending the maturity date to April 30, 2017, included the following: removal of the swingline subfacility; reduced the maximum capital expenditure limit in each of the remaining years of the extended facility; amended the required consolidated first lien leverage ratio for the extended term of the facility; amended requirements for all or a portion of net cash proceeds of certain asset sales to include prepayment of any then outstanding borrowings; required an amendment to the advisory agreement with Kelso to restrict payment of deferred advisory fees until after the final maturity date of the Revolver; and required payment of a consent fee. Effective October 15, 2015, in connection with the note exchanges described below, the Company executed an amendment to the Revolver permitting the exchanges and amended, among other things, the required consolidated first lien leverage ratio to 1.00:1.00 until December 27, 2016 and 0.75:1.00 for the term of the facility. For the period ended October 28, 2015, our first lien leverage ratio was 0.85 times Consolidated EBITDA, compared to our maximum allowable first lien leverage ratio of 1.00 times. As of October 28, 2015, the Company was in compliance with all material covenants.

Series 2015 Notes

On October 15, 2015, the Company and Logan’s Roadhouse completed an exchange with the Kelso Affiliates, as holders of approximately $106.8 million in aggregate principal amount of the Notes, pursuant to which the Kelso Affiliates were issued approximately $112.6 million aggregate issue price of Logan’s Roadhouse’s Series 2015-1 Senior Secured Zero Coupon Notes due in 2017 (the “Series 2015-1 Notes”) in exchange for the Notes held by the Kelso Affiliates. Furthermore, on October 15, 2015, the Company and Logan’s Roadhouse completed an exchange with other holders of approximately $104.3 million in aggregate principal amount of Notes pursuant to which such holders were issued approximately $109.7 million aggregate issue price of Logan’s Roadhouse’s Series 2015-2 Senior Secured Notes due in 2017 (the “Series 2015-2 Notes” and together with the Series 2015-1 Notes, the “Series 2015 Notes”). Following these exchanges (the "Notes Exchange"), only $143.9 million of Notes remains outstanding.

The Series 2015 Notes will mature on October 16, 2017, and each series was issued with original issue discount (“OID”). OID on the Series 2015-1 Notes will have an accretion rate of 10.75% per annum, compounded semi-annually. No cash interest will be paid on the Series 2015-1 Notes, and the accreted value of each Series 2015-1 Note will increase from the date of issuance until maturity. The Series 2015-2 Notes will have a cash interest rate of 4.00% per annum that will be payable semi-annually in arrears. OID on the Series 2015-2 Notes will have an accretion rate of 10.50% per annum, compounded semi-annually. In addition, pursuant to the terms of the Series 2015-2 Notes, Logan’s Roadhouse may elect to make optional cash interest payments at a rate of 14.50% per annum in lieu of both the 4.00% per annum cash interest rate and the 10.50% per annum accretion rate otherwise required under the Series 2015-2 Notes. Subject to the foregoing, the accreted value of each Series 2015-2 Note will increase from the date of issuance until maturity. With the exception of the maturity date, interest rate, accretion rate, cash toggle and payment terms described above for the Series 2015-1 Notes and the Series 2015-2 Notes, the terms are substantially the same as the Notes. The Series 2015 Notes are secured by substantially all of the tangible and intangible property and assets (subject to certain exceptions) of the Company, Logan’s Roadhouse and the subsidiary guarantors, on a second priority basis.

In connection with the Notes Exchange described above, Logan’s Roadhouse entered into a side letter with the holders of the Series 2015-2 Notes providing for certain limitations on the activities of Logan’s Roadhouse, including making dividend distributions and engaging in certain refinancings.

Debt issuance and modification costs

The Company initially incurred $19.2 million of debt issuance costs in connection with obtaining the financings of the Notes and Revolver. As part of the amendments to the Revolver, we incurred $0.5 million of additional debt costs. These costs were capitalized and will be amortized to interest expense over the lives of the respective debt instruments. The Company incurred $3.8 million of debt modification costs associated with the Series 2015 Notes Exchange, this transaction is accounted for as a debt modification and these third-party fees were thus expensed by the Company.

3. Restaurant Impairment and Closing Charges

The Company performs long-lived asset impairment analyses throughout the year. During the period from August 3, 2015 to October 28, 2015, the Company wrote-off additional asset expenditures with respect to restaurants that had been previously impaired and also determined that two additional restaurants had carrying amounts in excess of their fair values. During the period from August 4, 2014 to November 2, 2014, the Company wrote-off additional asset expenditures with respect to restaurants that had been previously impaired and also determined that no additional restaurants had carrying amounts in excess of their fair values. The assessments compared the carrying amounts of each restaurant to the estimated future undiscounted net cash flows of that restaurant and an impairment charge was recorded based on the amount by which the carrying amount of the assets exceeded their fair value. Fair value was determined based on an assessment of individual site characteristics and local real estate market conditions along with estimates of future cash flows. Restaurant impairment charges were recorded as follows:

	Period from
	August 3, 2015 to October 28, 2015	August 4, 2014 to November 2, 2014
Restaurant impairment charges	$923	$—

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

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of October 28, 2015 and August 2, 2015:

	Level	October 28, 2015	August 2, 2015
Deferred compensation plan assets(1)	1	$1,460	$1,463

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

The carrying value of the Notes, excluding paid-in-kind interest, as of October 28, 2015 and August 2, 2015 was $355.0 million. The fair value of the Notes as of October 28, 2015 and August 2, 2015 was $273.4 million and $262.7 million, respectively. The fair value of the Company’s publicly traded debt is based on quoted market prices which are considered a Level 1 input. The estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the period from August 3, 2015 to October 28, 2015, the Company impaired two additional restaurants. The fair value of the restaurants was calculated using a cash flow model which included estimates for projected revenues, earnings and cash flows. The Company has determined that the majority of the inputs used to value its long-lived assets held and used are unobservable inputs, and thus, are considered Level 3 inputs. See Note 3 for further information on the impairment of these long-lived assets.

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

6. Share-Based Awards and Compensation Plans

On January 18, 2011, RHI adopted the Roadhouse Holding Inc. Stock Incentive Plan (the “2011 Plan”), pursuant to which options to purchase approximately 13%, or 345,000 shares, of the common stock of RHI on a fully diluted basis were available for grant to our directors, officers and key employees. On March 8, 2013, the 2011 Plan was amended to increase the number of shares authorized to 400,000 shares; and on October 4, 2014, the plan was further amended to increase the number of shares authorized to 640,000 shares. On June 12, 2015, RHI approved a one-time stock option exchange program (the “Stock Option Exchange Program”). In connection with the Stock Option Exchange Program, the 2011 Plan was amended to increase the number of shares authorized to 1,000,000 shares. Under the Stock Option Exchange Program, all current employees and directors of the Company were offered the opportunity to exchange their outstanding time-based options and performance-based options to purchase shares of the Company’s common stock granted under the 2011 Plan, as amended June 12, 2015 (the "Amended Plan"), for a lesser number of performance-based options. Under the Stock Option Exchange Program, one new performance-based option with an exercise price equal to $50 per share (a "Tranche A" option) was offered in exchange for every four outstanding time-based options, and one new performance-based option with an exercise price equal to $100 per share (a "Tranche B" option) was offered in exchange for every four outstanding performance-based options. As of October 28, 2015, approximately 43% of the option pool remains available for future grants. Options granted under the 2011 Plan and Amended Plan expire on the ten-year anniversary of the grant date.

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

The following table summarizes stock option activity under the 2011 Plan for the period from August 3, 2015 to October 28, 2015:

	Time-based options		Performance-based options
	Number	Weighted average exercise price	Number	Weighted average exercise price
Options outstanding as of August 2, 2015	13,033	$100.00	—	$—
Granted	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Options outstanding as of October 28, 2015	13,033	$100.00	—	$—
As of October 28, 2015
Options vested	13,033		—
Options exercisable	13,033		—

The following table summarizes stock option activity under the Amended Plan for the period from August 3, 2015 to October 28, 2015:

	Performance-based options*
	Number	Weighted average exercise price
Options outstanding as of August 2, 2015	606,639	$81.47
Granted	27,675	83.33
Exercised	—	—
Forfeited	(81,684)	83.33
Options outstanding as of October 28, 2015	552,630	$83.33
As of October 28, 2015
Options vested	—
Options exercisable	—
*Includes time-based options with performance requirements.

7. Income Taxes

The Company routinely assesses whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment. Based upon the Company’s level of historical taxable income and projections for future taxable income over the periods that the deferred tax assets are expected to be deductible, the Company had a recorded valuation allowance of $49.5 million as of August 2, 2015. Due to the recorded valuation allowance, the Company's effective tax rate was 0% for all periods presented.

8. Related Party Transactions

In connection with the Transactions, Logan’s Roadhouse, Inc. entered into an advisory agreement (the "Advisory Agreement") with Kelso & Company, L.P. ("Kelso"). Pursuant to the Advisory Agreement, Kelso provides the Company with financial advisory and management consulting services in return for annual fees of $1.0 million to be paid quarterly. During the first quarter of fiscal year 2014, the Advisory Agreement was amended to defer payments of the advisory fee beginning with the quarterly payment due on October 1, 2013. During the second quarter of fiscal year 2015, the Company executed an amendment to the Revolver which required an amendment to the advisory agreement with Kelso to restrict payment of deferred advisory fees until after the final maturity date of the Revolver. The accrued advisory fee as of October 28, 2015, included within other long-term obligations, was $2.1 million.

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

9. Condensed Consolidating Financial Information

The Notes and Series 2015 Notes (described in Note 2) were issued by Logan’s Roadhouse, Inc. and guaranteed on a senior basis by its parent company, LRI Holdings, and each of its subsidiaries. The guarantees are full and unconditional and joint and several. The Company is providing condensed consolidating financial statements pursuant to SEC Regulation S-X Rule 3-10 “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.”

The condensed consolidating financial information of Logan’s Roadhouse, Inc. and the guarantors is presented below:

Condensed Consolidated Balance Sheets

October 28, 2015	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
ASSETS
Current assets	$—	$41,510	$—	$41,510
Property and equipment, net	—	172,371	—	172,371
Other assets	—	135,458	(125,479)	9,979
Investment in subsidiary	(30,805)	—	30,805	—
Goodwill	—	93,988	—	93,988
Tradename	—	36,621	—	36,621
Other intangible assets, net	—	14,634	—	14,634
Total assets	$(30,805)	$494,582	$(94,674)	$369,103
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities	$—	$57,205	$—	$57,205
Long-term debt	—	391,365	—	391,365
Deferred income taxes	—	15,990	—	15,990
Other long-term obligations	125,479	60,827	(125,479)	60,827
Stockholder’s equity (deficit)	(156,284)	(30,805)	30,805	(156,284)
Total liabilities and stockholder’s equity (deficit)	$(30,805)	$494,582	$(94,674)	$369,103
August 2, 2015	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
ASSETS
Current assets	$—	$57,762	$—	$57,762
Property and equipment, net	—	176,165	—	176,165
Other assets	—	135,016	(125,111)	9,905
Investment in subsidiary	(6,801)	—	6,801	—
Goodwill	—	93,988	—	93,988
Tradename	—	36,621	—	36,621
Other intangible assets, net	—	15,083	—	15,083
Total assets	$(6,801)	$514,635	$(118,310)	$389,524
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities	$—	$70,451	$—	$70,451
Long-term debt	—	374,175	—	374,175
Deferred income taxes	—	15,990	—	15,990
Other long-term obligations	125,111	60,820	(125,111)	60,820
Stockholder’s equity (deficit)	(131,912)	(6,801)	6,801	(131,912)
Total liabilities and stockholder’s equity (deficit)	$(6,801)	$514,635	$(118,310)	$389,524

Condensed Consolidated Statements of Operations

Period from August 3, 2015 to October 28, 2015	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
Total revenues	$—	$131,345	$—	$131,345
Total costs and expenses	5	143,300	—	143,305
Operating (loss) income	(5)	(11,955)	—	(11,960)
Interest expense, net and other income, net	367	12,045	—	12,412
(Loss) income before income taxes	(372)	(24,000)	—	(24,372)
Income tax (benefit) expense	—	—	—	—
Net income (loss) of consolidated subsidiary	(24,000)	—	24,000	—
Net (loss) income	$(24,372)	$(24,000)	$24,000	$(24,372)
Period from August 4, 2014 to November 2, 2014	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
Total revenues	$—	$145,742	$—	$145,742
Total costs and expenses	57	148,255	—	148,312
Operating (loss) income	(57)	(2,513)	—	(2,570)
Interest expense, net and other income, net	533	9,879	—	10,412
(Loss) income before income taxes	(590)	(12,392)	—	(12,982)
Income tax (benefit) expense	—	—	—	—
Net (loss) income	$(590)	$(12,392)	$—	$(12,982)

Condensed Consolidated Statements of Cash Flows

Period from August 3, 2015 to October 28, 2015	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
Net cash used in operating activities	$(5)	$(15,631)	$—	$(15,636)
Net cash provided by (used in) investing activities	5	(1,463)	—	(1,458)
Net cash provided by financing activities	—	3,704	—	3,704
Decrease in cash and cash equivalents	—	(13,390)	—	(13,390)
Cash and cash equivalents, beginning of period	—	26,331	—	26,331
Cash and cash equivalents, end of period	$—	$12,941	$—	$12,941
Period from August 4, 2014 to November 2, 2014	LRI Holdings, Inc.	Issuer and subsidiary guarantors	Consolidating adjustments	Consolidated
Net cash used in operating activities	$(57)	$(18,795)	$—	$(18,852)
Net cash provided by (used in) investing activities	57	(4,355)	—	(4,298)
Net cash provided by financing activities	—	17,000	—	17,000
Decrease in cash and cash equivalents	—	(6,150)	—	(6,150)
Cash and cash equivalents, beginning of period	—	9,170	—	9,170
Cash and cash equivalents, end of period	$—	$3,020	$—	$3,020

10. Supplemental Cash Flow Information

The following table presents supplemental cash flow information:

	Thirteen weeks ended
	October 28, 2015	November 2, 2014
Cash paid for:
Interest, excluding amounts capitalized	$9,417	$19,154
Income taxes	15	6

11. Subsequent Events

Effective as of December 1, 2015, the board of directors (the “Board”) of Logan’s Roadhouse, Inc., approved the termination of the Logan’s Roadhouse, Inc. Non-Qualified Savings Plan as Amended and Restated January 1, 2014 (the “Plan”). The Plan was established primarily for the purpose of providing deferred compensation to a select group of management and highly compensated employees of the Company, which included our named executive officers. In accordance with Section 409A of the Internal Revenue Code of 1986, as amended, and the related regulations, payments under the Plan will be made by the Company, in its sole discretion, during the period beginning on the 12-month anniversary of the Plan’s termination and ending on the 24-month anniversary of the Plan’s termination, or earlier if payable pursuant to the terms of the Plan had the action to terminate and liquidate the Plan not occurred.

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

General

Logan’s Roadhouse is a full-service casual dining steakhouse offering specially seasoned aged steaks and sizzling southern-inspired dishes in a roadhouse atmosphere offering customers value-oriented, high quality, craveable food with welcoming hospitality and an upbeat atmosphere. Our restaurants have a relaxed, come-as-you-are environment where we encourage our customers to enjoy “bottomless buckets” of roasted in-shell peanuts and our made-from-scratch yeast rolls. Our entrée portions are generous and generally include a choice of two side items, all at affordable prices. We are committed to serving a variety of fresh food from specially seasoned aged steaks to farm-fresh salads to our signature entrées. We believe the freshness and distinctive flavor profiles of our signature dishes, coupled with the variety of our menu, differentiates us from our competitors. Our restaurants, which are open for lunch and dinner seven days a week, serve a broad and diverse customer base. We opened our first restaurant in Lexington, Kentucky in 1991 and as of October 28, 2015 have grown to a total of 230 company-owned restaurants and 26 franchised restaurants located across 23 states.

 Overview

Our roadhouse theme provides a differentiated dining experience as an authentic, casual steakhouse. We attempt to create an atmosphere that is genuine, warm-hearted, and spirited, and we strive to make our customers life long friends. Our vision for the future is based on consistently delivering great experiences to our customers, continually adapting our brand to best meet the needs of our current and future customers and opening successful new restaurants. We believe this focus will enable us to retain our loyal customers and attract new customers to our restaurants which will lead to sustainable, continually improving financial results. We strive to create a unique experience providing a competitive differentiation in our industry. That differentiation is one of the factors that contributes to building our customer base and the frequency which our customers eat at our restaurants.The casual dining industry is intensely competitive and highly sensitive to economic trends, consumer preference and lifestyle trends and fluctuating costs. In addition, the casual dining segment faces competition from fast casual and other sectors of the restaurant industry looking to increase market share.

During the Transition Period and into fiscal year 2016, we expect our customers will continue to be impacted by high unemployment levels and other general economic challenges, which will limit their discretionary income. As a result, we anticipate that the landscape will remain competitive as restaurant operators compete for market share in a challenging environment. To address these challenges, our brand repositioning efforts focus on retaining our current value conscious customers, but also marketing to and attracting new customers in different demographics. We will also refocus our efforts on being a steakhouse with exceptional food and service with the intention of regaining market share. Although not as significant as in recent years, we continue to expect cost pressures primarily in the form of commodity inflation driven by overall tighter supplies. We plan to continue to focus on protecting restaurant margins while consistently delivering a great value and unique dining experience to our customers. While we have many initiatives in process that we believe will begin to impact our results in fiscal year 2016, we understand that restoring the strength of our operations and our brand is a long-term strategy. We remain confident that we are a growth concept and our ability to open new restaurants with strong unit level returns and to have sustained revenue and margin growth in existing restaurants will support our long-term plan for sustainable growth.

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

Throughout this report all references to "Q1 Transition Period" and "Q1 2015" relate to the period from August 3, 2015 to October 28, 2015 and the period from August 4, 2014 to November 2, 2014, respectively.

Results of Operations

Period from August 3, 2015 to October 28, 2015 (Q1 Transition Period)

•	Comparable restaurant sales for the Q1 Transition Period decreased 4.3%, average check increased by 3.4% and customer traffic decreased by 7.4% for company-owned restaurants.

•	Earnings decreased $11.4 million, or 87.7%, from a net loss of $13.0 million in Q1 2015 to a net loss of $24.4 million in Q1 Transition Period.

•	Adjusted EBITDA decreased $4.2 million, or 95.0%, from $4.5 million in Q1 2015 to $0.2 million in Q1 Transition Period.

•
Cash and cash equivalents decreased by $13.4 million from August 2, 2015. Primary uses include interest payments of $9.4 million, net capital expenditures of $1.5 million and negative cash flow from operations, which were funded by cash on hand, favorable working capital changes and borrowings on the Revolver.

The following tables and discussion summarize key components of our operating results expressed as a dollar amount and as a percentage of total revenues or net sales.

	Period from
(In thousands)	August 3, 2015 to October 28, 2015		August 4, 2014 to November 2, 2014
Statement of operations data:
Revenues:
Net sales	$130,816	99.6%	$145,213	99.6%
Franchise fees and royalties	529	0.4	529	0.4
Total revenues	131,345	100.0	145,742	100.0
Costs and expenses:
(As a percentage of net sales)
Restaurant operating costs:
Cost of goods sold	47,004	35.9	52,296	36.0
Labor and other related expenses	41,504	31.7	46,332	31.9
Occupancy costs	13,429	10.3	13,804	9.5
Other restaurant operating expenses	21,910	16.7	23,593	16.2
(As a percentage of total revenues)
Depreciation and amortization	4,470	3.4	5,070	3.5
Pre-opening expenses	—	—	35	—
General and administrative	13,885	10.6	7,182	4.9
Restaurant impairment and closing charges	1,103	0.8	—	—
Total costs and expenses	143,305	109.1	148,312	101.8
Operating loss	(11,960)	(9.1)	(2,570)	(1.8)
Interest expense, net	12,412	9.4	10,412	7.1
Loss before income taxes	(24,372)	(18.6)	(12,982)	(8.9)
Income tax benefit	—	—	—	—
Net loss	$(24,372)	(18.6)%	$(12,982)	(8.9)%

Restaurant Unit Activity

	Company	Franchise	Total
Restaurants at August 2, 2015	230	26	256
Openings	—	—	—
Closures	—	—	—
Restaurants at October 28, 2015	230	26	256

Q1 Transition Period (from August 3, 2015 to October 28, 2015) Compared to Q1 2015 (from August 4, 2014 to November 2, 2014)

TOTAL REVENUES

Net sales consist of food and beverage sales of company-owned restaurants and other miscellaneous income. Net sales decreased by $14.4 million, or 9.9% to $130.8 million in Q1 Transition Period compared to Q1 2015.

The following table summarizes the period over period changes and key net sales drivers at company-owned restaurants for the periods presented:

	Q1 Transition Period
Net of restaurant closures and opening	(0.7)%
Change in comparable restaurant sales	(4.3)%
Shift in week ending date and four fewer days in Q1 Transition Period	(4.9)%
Total increase (decrease) in restaurant sales	(9.9)%

	Q1 Transition Period	Q1 2015
Comparable restaurants	228	228
Change in comparable restaurant sales	(4.3)%	(1.3)%
Restaurant operating weeks	2,859	3,042
Average check	$14.95	$14.48

The decrease in restaurant operating weeks for the periods presented above was due to the closure of five restaurants in fiscal year 2015, as well as the fact that the Q1 Transition Period is comprised of four fewer days than Q1 2015 due to the change in our fiscal year end date to the Wednesday closest to December 31st from the Sunday closest to July 31st. For our comparable restaurants, the decrease in customer traffic was 7.4% in Q1 Transition Period, offset by an increase in average check of 3.4%. The increase in average check in Q1 Transition Period included the effects of reduced discounting and increased menu pricing of 2.4%.

Franchise fees and royalties, for our two franchisees that operate 26 restaurants, remained constant from Q1 2015 to Q1 Transition Period.

TOTAL COSTS AND EXPENSES

Total costs and expenses decreased $5.0 million, or 3.4%, to $143.3 million in Q1 Transition Period compared to Q1 2015. As a percent of total revenues, total costs and expenses were 109.1% in Q1 Transition Period which increased from 101.8% in Q1 2015. The primary drivers of the fluctuations in total costs and expenses are as follows:

Cost of goods sold

Cost of goods sold consists of food and beverage costs, along with related purchasing and distribution costs. Cost of goods sold, as a percentage of net sales, decreased to 35.9% in Q1 Transition Period from 36.0% in Q1 2015. The decrease in Q1 Transition Period is due primarily to pricing and favorable mix shifts offset by beef inflation of 17.8%. Commodity inflation was approximately 6.0% in Q1 Transition Period.

Labor and other related expenses

Labor and other related expenses consists of all restaurant management and hourly labor costs, including salaries, wages, benefits, bonuses and other indirect labor costs. Labor and other related expenses, as a percentage of net sales, decreased to 31.7% in Q1 Transition Period from 31.9% in Q1 2015. The decrease in the Q1 Transition Period was due to efficiencies resulting from operational improvement initiatives deployed throughout restaurant operations.

Occupancy costs

Occupancy costs include rent, common area maintenance, property taxes, licenses and other related fees.  Occupancy costs, as a percentage of net sales, increased to 10.3% in Q1 Transition Period from 9.5% in Q1 2015. The increase was driven primarily by the sale and leaseback of eight restaurants during the fourth quarter of fiscal year 2015, which resulted in additional rent expense.

Other restaurant operating expenses

Other restaurant operating expenses include all other restaurant-level operating costs, the major components of which are operating supplies, utilities, repairs and maintenance, advertising, general liability and credit card fees. Other restaurant operating expenses, as a percentage of net sales, increased to 16.7% in Q1 Transition Period from 16.2% in Q1 2015. The increase in Q1 Transition Period resulted primarily from an increase of advertising spend.

Depreciation and amortization

Depreciation and amortization includes the depreciation of fixed assets and capitalized leasehold improvements and the amortization of intangible assets. Depreciation and amortization, as a percentage of total revenues, decreased to 3.4% in Q1 Transition Period from 3.5% in Q1 2015. The decrease resulted from the sale and leaseback of eight locations and closure of five restaurants in fiscal year 2015.

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

General and administrative

General and administrative expenses are comprised of expenses associated with corporate and administrative functions that support restaurant operations and development. General and administrative expenses, as a percentage of total revenues, increased to 10.6% in Q1 Transition Period from 4.9% in Q1 2015. Q1 Transition Period includes $3.8 million of debt modification costs associated with the Series 2015 Notes Exchange, as well as increased consulting fees and training, meeting and travel costs related to our operational improvement initiatives.

Restaurant impairment and closing charges

Restaurant impairment and closing charges include long-lived asset impairment charges and restaurant closing charges. In Q1 Transition Period, we recorded $0.9 million of restaurant impairment charges related to the impairment of two restaurants and additional asset expenditures with respect to restaurants that had been previously impaired. In Q1 2015, we recorded no restaurant impairment charges.

INTEREST EXPENSE, NET

Interest expense, net consists primarily of interest expense related to our debt, net of interest income, see the “Liquidity and Capital Resources” section for further detail. Interest expense, net increased to $12.4 million in Q1 Transition Period from $10.4 million in Q1 2015, due to PIK interest associated with the Series 2015 Notes Exchange.

INCOME TAX EXPENSE

As of August 2, 2015, we had a recorded valuation allowance of $49.5 million which included all deferred tax assets.

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

	Period from
(In thousands)	August 3, 2015 to October 28, 2015	August 4, 2014 to November 2, 2014
Net income (loss)	$(24,372)	$(12,982)
Interest expense, net	12,412	10,412
Income tax provision (benefit)	—	—
Depreciation and amortization	4,470	5,070
EBITDA	(7,490)	2,500
Adjustments
Sponsor management fees(a)	250	250
Non-cash asset write-offs:
Restaurant impairment(b)	965	—
Loss on disposal of property and equipment(c)	229	868
Restructuring costs(d)	1,602	494
Pre-opening expenses (excluding rent)(e)	—	15
Losses on sales of property(f)	5	1
Non-cash rent adjustment(g)	538	653
Costs related to transactions (h)	3,834	—
Non-cash stock-based compensation(i)	—	(330)
Other adjustments(j)	290	1
Adjusted EBITDA	223	4,452
Cash rent expense(k)	10,423	10,621
Adjusted EBITDAR	$10,646	$15,073

(a)	Sponsor management fees consist of fees payable to Kelso under an advisory agreement.

(b)	Restaurant impairment charges were recorded in connection with the determination that the carrying value of certain of our restaurants exceeded their estimated fair value.

(c)	Loss on disposal of property and equipment consists of the loss on disposal or retirement of assets that are not fully depreciated.

(d)	Restructuring costs include severance, consulting fees related to improving our supply chain practices, hiring replacement costs and other related charges, including the reversal of any such charges.

(e)	Pre-opening expenses (excluding rent) include expenses directly associated with the opening of a new restaurant.

(f)
We recognize losses in connection with the sale and leaseback of restaurants when the fair value of the property being sold is less than the undepreciated cost of the property as well as additional losses incurred as a result of these transactions.

(g)
Non-cash rent adjustments represent the non-cash rent expense calculated as the difference between GAAP rent expense and amounts payable in cash under the leases during such time period. In measuring our operational performance, we focus on our cash rent payments.

(h)	Costs related to transactions include legal, professional and other third-party fees associated with the 2015 Notes Exchange.

(i)	Non-cash stock-based compensation represents compensation expense recognized for time-based stock options issued by RHI.

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

Our Q1 Transition Period Adjusted EBITDA was $0.2 million, a decrease of 95.0%, compared to Adjusted EBITDA of $4.5 million in Q1 2015. The decrease in Adjusted EBITDA for Q1 Transition Period compared to Q1 2015 was primarily driven by our reduction in comparable restaurant sales and incremental marketing spend.

Liquidity and Capital Resources

Summary

Our primary requirements for liquidity and capital are debt service requirements, maintenance of our existing facilities and new restaurant development. Historically, our primary sources of liquidity and capital resources have been net cash provided from operating activities and operating lease financing. Based on our current restaurant development plans, we anticipate that our cash position and our expected cash flows from operations will be sufficient to finance our planned capital expenditures, operating activities and debt service requirements for the next twelve months. However, our ability to fund future operating expenses and capital expenditures and our ability to make scheduled payments of interest on, to pay principal of or to refinance our indebtedness and to satisfy any other of our present or future debt obligations will depend on our future operating performance which will be affected by general economic, financial and other factors beyond our control. As of October 28, 2015, we had $12.9 million in cash and cash equivalents and no available credit under our Revolver.

Consistent with many other restaurant and retail chain store operations, we utilize operating lease arrangements and sale and leaseback arrangements and believe that these financing methods provide a useful source of capital in a financially efficient manner.

As part of the Transactions, we entered into the Revolver, which provides for up to $30.0 million of borrowings. The Revolver is available to fund working capital and for general corporate purposes. As of October 28, 2015, we had $25.1 million of borrowings drawn on the Revolver and $4.9 million of undrawn outstanding letters of credit resulting in available credit of zero.

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

On October 15, 2015, the Company and Logan’s Roadhouse completed an exchange with the Kelso Affiliates, as holders of approximately $106.8 million in aggregate principal amount of the Notes, pursuant to which the Kelso Affiliates were issued approximately $112.6 million aggregate issue price of Logan’s Roadhouse’s Series 2015-1 Senior Secured Zero Coupon Notes due in 2017 (the “Series 2015-1 Notes”) in exchange for the Notes held by the Kelso Affiliates. Furthermore, on October 15, 2015, the Company and Logan’s Roadhouse completed an exchange with other holders of approximately $104.3 million in aggregate principal amount of Notes pursuant to which such holders were issued approximately $109.7 million aggregate issue price of Logan’s Roadhouse’s Series 2015-2 Senior Secured Notes due in 2017 (the “Series 2015-2 Notes” and together with the Series 2015-1 Notes, the “Series 2015 Notes”). Following these exchanges (the "Notes Exchange"), only $143.9 million of Notes remains outstanding.

The Series 2015 Notes will mature on October 16, 2017, and each series was issued with original issue discount (“OID”). OID on the Series 2015-1 Notes will have an accretion rate of 10.75% per annum, compounded semi-annually. No cash interest will be paid on the Series 2015-1 Notes, and the accreted value of each Series 2015-1 Note will increase from the date of issuance until maturity. The Series 2015-2 Notes will have a cash interest rate of 4.00% per annum that will be payable semi-annually in arrears. OID on the Series 2015-2 Notes will have an accretion rate of 10.50% per annum, compounded semi-annually. In addition, pursuant to the terms of the Series 2015-2 Notes, Logan’s Roadhouse may elect to make optional cash interest payments at a rate of 14.50% per annum in lieu of both the 4.00% per annum cash interest rate and the 10.50% per annum accretion rate otherwise required under the Series 2015-2 Notes. Subject to the foregoing, the accreted value of each Series 2015-2 Note will increase from the date of issuance until maturity. With the exception of the maturity date, interest rate, accretion rate, cash toggle and payment terms described above for the Series 2015-1 Notes and the Series 2015-2 Notes, the terms are substantially the same as the Notes. The Series 2015 Notes are secured by substantially all of the tangible and intangible property and assets (subject to certain exceptions) of the Company, Logan’s Roadhouse and the subsidiary guarantors, on a second priority basis.

In connection with the Notes exchange described above, Logan’s Roadhouse entered into a side letter with the holders of the Series 2015-2 Notes providing for certain limitations on the activities of Logan’s Roadhouse, including making dividend distributions and engaging in certain refinancings.

The Revolver and the indentures that govern the Notes and the Series 2015 Notes contain financial and operating covenants. The non-financial covenants include prohibitions on our ability to incur certain additional indebtedness or to pay dividends. Additionally, the indentures subject us to the reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, as a non-accelerated filer, even if we are not specifically required to comply with such sections otherwise. Failure to comply with these covenants constitutes a default and may lead to the acceleration of the principal amount and accrued and unpaid interest on the notes. Effective January 24, 2014, we executed an amendment to the Revolver which included: removing the previous consolidated leverage and consolidated interest coverage covenants; adding a consolidated first lien leverage covenant and amending the maximum capital expenditure limit in each of the remaining years. The terms of the amendment also included an increase in the applicable margin for borrowings; payment of a consent fee and a requirement to provide monthly unaudited preliminary financial statements to the lenders under the Revolver. Effective December 19, 2014, the Company executed an amendment to the Revolver which in addition to extending the maturity date to April 30, 2017, included the following: removal of the swingline subfacility; reduced the maximum capital expenditure limit in each of the remaining years of the extended facility; amended the required consolidated first lien leverage ratio to 0.50:1.00 for the extended term of the facility; amended requirements for all or a portion of net cash proceeds of certain asset sales to include prepayment of any then outstanding borrowings; required an amendment to the advisory agreement with Kelso to restrict payment of deferred advisory fees until after the final maturity date of the Revolver; and required payment of a 1.0% consent fee. Effective October 15, 2015, in connection with the Notes Exchange, the Company executed an amendment to the Revolver permitting the exchanges and amended, among other things, the required consolidated first lien leverage ratio to 1.00:1.00 until December 27, 2016 and 0.75:1.00 for the term of the facility. As of October 28, 2015, our first lien leverage ratio was 0.85 times Consolidated EBITDA, compared to our maximum allowable first lien leverage ratio of 1.00 times. As of October 28, 2015, we were in compliance with all material covenants and anticipate remaining in compliance with our amended covenants throughout fiscal year 2015.

Although we expect to remain in compliance with all material debt covenants, our ability to do so and to service our debt requirements is dependent, in part, upon improving our operating performance trends. We have experienced declines in customer traffic trends over the past three fiscal years including an 7.4% traffic decrease in the period from August 3, 2015 to October 28, 2015. This steady decline in customer traffic has resulted in significantly lower cash flow generated from operations and net losses in each of the past three fiscal years. Additionally, our highly leveraged structure includes significant semi-annual interest payments which have required borrowings on our Revolver and use of our otherwise available cash. If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. If we later determine the adverse impact of these challenges does not allow us to remain in compliance with the financial covenants included in the Revolver, we would seek an amendment or waiver prior to failing to meet these covenants. If we are unable to secure an amendment or waiver and fail the financial covenants or fail to make scheduled payments of interest on, to pay principal of or to refinance our indebtedness, an event of default would result and the lenders could declare outstanding borrowings due and payable.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities:

	Period from
(In thousands)	August 3, 2015 to October 28, 2015	August 4, 2014 to November 2, 2014
Cash flows from:
Operating activities	$(15,636)	$(18,852)
Investing activities	(1,458)	(4,298)
Financing activities	3,704	17,000
Increase (decrease) in cash and cash equivalents	$(13,390)	$(6,150)

Operating activities

Cash flows from operating activities in Q1 Transition Period and Q1 2015 were impacted by $9.4 million and $19.2 million, respectively, of cash paid for interest, offset by cash flows generated from operations. Additionally, the two periods were impacted by declining restaurant margins and working capital changes.

We had negative working capital of $15.7 million and $25.1 million at October 28, 2015 and November 2, 2014, respectively. Like many other restaurant companies, we are able, and expect to operate with negative working capital. Restaurant operations do not require significant inventories and substantially all sales are for cash or paid by third-party credit cards.

Investing activities

Cash used in investing activities primarily represents capital expenditures for new restaurant growth and ongoing capital expenditures for restaurant maintenance. Net capital expenditures decreased to $1.5 million in Q1 Transition Period from $4.3 million in Q1 2015.

Financing activities

Cash provided by financing activities includes borrowings and repayments on the Revolver as well as cash payments for debt issuance costs related to the Notes Exchange. Q1 Transition Period and Q1 2015 included draws of $6.0 million and $20.9 million, respectively, and repayments of $32.0 thousand and $3.9 million, respectively. Q1 Transition Period also included cash payments for debt issuance costs related to the Notes Exchange of $2.3 million.

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

Impact of Inflation

Our operating margins depend on, among other things, our ability to anticipate and react to changes in the costs of key operating resources, including food and other raw materials, labor, energy and other supplies and services. Substantial increases in costs and expenses could impact our operating results to the extent that such increases cannot be passed along to our restaurant customers. While we have taken steps to qualify multiple suppliers and enter into fixed price agreements for many of the commodities used in our restaurant operations, there can be no assurance that future supplies and costs for such commodities will not fluctuate due to weather and other market conditions outside of our control. Certain of our commodities are not contracted and remain subject to fluctuating market prices. Consequently, these commodities can be subject to unforeseen supply and cost fluctuations. In the Transition Period, we have incurred a significant amount of inflation related to our beef pricing.

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

Critical Accounting Policies

We prepare our unaudited condensed consolidated financial statements in conformity with GAAP. The preparation of these financial statements requires us to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenues, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends, and other factors that management believes to be relevant at the time our unaudited condensed consolidated financial statements are prepared. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. Our critical accounting policies have not changed materially from those previously reported in our Annual Report on Form 10-K for the fiscal year ended August 2, 2015.

Recent Accounting Pronouncements

Information regarding new accounting pronouncements is included within Note 1 to our unaudited condensed consolidated financial statements in Part I, Item 1 of this report.

Cautionary Statement Regarding Forward-Looking Statements

This report contains forward-looking statements based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will” and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended August 2, 2015, filed with the SEC, discusses some of the important risk factors that may affect our business, results of operations, or financial condition. These risks and uncertainties include, but are not limited to:

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

Four food categories (beef, produce, seafood and chicken) account for the largest share of our cost of goods sold (at 39%, 10%, 7% and 7%, respectively, in the period from August 3, 2015 to October 28, 2015). Other categories affected by commodity price fluctuations, such as pork, cheese and dairy, may each account for 4-6%, individually, of our purchases. With respect to our commodity outlook for the Transition Period, we have fixed price contracts on approximately 50% of our commodity needs. We expect commodity inflation to be approximately 5-6% for the Transition Period and we are anticipating directionally favorable commodity costs for fiscal year 2016 with lower volatility in beef prices. We will continue to monitor the commodity markets and may enter into additional fixed price contracts depending on market conditions.

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

Interest rate risk

We are subject to interest rate risk in connection with borrowings under the Revolver, which bears interest at variable rates. As of October 28, 2015, we had outstanding borrowings of $25.1 million on our Revolver which will be exposed to interest rate fluctuations on the balance outstanding until repayment. Based on the current outstanding borrowings under this facility, a hypothetical one percentage point increase in the interest rate would result in an increase in our annual interest expense of approximately $0.3 million. There is no interest rate risk associated with our Notes or Series 2015 Notes, as the interest rates are fixed per annum.

ITEM 4—CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Principal Executive Officer and the Principal Financial Officer, has evaluated the effectiveness of the design and operation of its “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that, due to the material weakness in our internal control over financial reporting related to our annual evaluation of long-lived asset impairment as disclosed in the Form 10-K for the year ended August 2, 2015, our disclosure controls and procedures were not effective as of October 28, 2015.

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

ITEM 1A—RISK FACTORS

There have been no material changes in the risk factors set forth in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended August 2, 2015.

ITEM 5—OTHER INFORMATION

Effective as of December 1, 2015, the board of directors (the “Board”) of Logan’s Roadhouse, Inc., approved the termination of the Logan’s Roadhouse, Inc. Non-Qualified Savings Plan as Amended and Restated January 1, 2014 (the “Plan”). The Plan was established primarily for the purpose of providing deferred compensation to a select group of management and highly compensated employees of the Company, which included our named executive officers.

Under the Plan, eligible employees had the option to defer between 1% and 50% of their base compensation and/or between 1% and 100% of performance based compensation. Prior to its termination, the Company matched 25% of an employee’s deferral up to 4% of the employee’s total compensation. At the time of the Plan’s termination, participant account balances were approximately $1.5 million in the aggregate. In accordance with Section 409A of the Internal Revenue Code of 1986, as amended, and the related regulations, payments under the Plan will be made by the Company, in its sole discretion, during the period beginning on the 12-month anniversary of the Plan’s termination and ending on the 24-month anniversary of the Plan’s termination, or earlier if payable pursuant to the terms of the Plan had the action to terminate and liquidate the Plan not occurred.

Effective December 10, 2015, Edmund. J. Schwartz, the Company's Interim Chief Financial Officer, was appointed as the Company's permanent Chief Financial Officer. From February 2013 to October 2013, Mr. Schwartz, 65, served as Chief Administrative Officer of Pet Supplies Plus, Inc., a privately held pet supply retailing corporation. From March 2012 to February 2013, Mr. Schwartz served as Interim Chief Financial Officer of Summer Infant, Inc., which designs, markets, and distributes branded juvenile health, safety, and wellness products. From January 2008 to March 2012, Mr. Schwartz served as Chief Financial Officer of CB Holding Corp., a restaurant holding company that owned and operated regional concept brands primarily in New England and in the New York metropolitan area. From 2004 to 2007, Mr. Schwartz served as the Chief Financial Officer of Lund International, Inc., a manufacturer of automotive accessories. Prior to that, Mr. Schwartz has served as Chief Financial Officer of various companies since 1990. Mr. Schwartz's compensation will be $300,000 per year, and the Company will cover the cost of accommodation for Mr. Schwartz and expenses incurred in connection with commuting to and from his residence.

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
4.7
Senior Secured Notes Indenture, dated as of October 15, 2015, among Logan’s Roadhouse, Inc., LRI Holdings, Inc., the subsidiary guarantors from time to time parties thereto, Wells Fargo Bank, National Association, as Trustee, and Wells Fargo Bank, National Association, as Collateral Agent. **

4.8
Series 2015-1 Supplemental Indenture, dated as of October 15, 2015, among Logan’s Roadhouse, Inc., LRI Holdings, Inc., the subsidiary guarantors from time to time parties thereto, Wells Fargo Bank, National Association, as Trustee, and Wells Fargo Bank, National Association, as Collateral Agent. **

4.9
Series 2015-2 Supplemental Indenture, dated as of October 15, 2015, among Logan’s Roadhouse, Inc., LRI Holdings, Inc., the subsidiary guarantors from time to time parties thereto, Wells Fargo Bank, National Association, as Trustee, and Wells Fargo Bank, National Association, as Collateral Agent. **

4.10	Form of Series 2015-1 Senior Secured Note due 2017 (included in Exhibit 4.8 hereto). **
4.11	Form of Series 2015-2 Senior Secured Note due 2017 (included in Exhibit 4.9 hereto). **
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following unaudited financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 28, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholder’s Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.***

*	Filed previously by the Company as an exhibit to Registration Statement on Form S-4 (File No. 333-173579) filed on April 18, 2011 and incorporated herein by reference.
**	Filed previously by the Company as an exhibit to its Current Report on Form 8-K (File No. 333-173579) filed on October 16, 2015.
***	Furnished electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

LRI Holdings, Inc.

Date:	December 14, 2015	By:	/s/ Edmund J. Schwartz
Edmund J. Schwartz
Chief Financial Officer, Secretary and Treasurer
(Duly Authorized Officer and Principal Financial Officer)